Form 10-Q
period 2002-03-31
INTEGRATED DEFENSE TECHNOLOGIES INC
filed 2002-05-16
CIK 1163461

==============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2002 OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                        Commission file number 001-31235

                      INTEGRATED DEFENSE TECHNOLOGIES, INC.
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                            13-4027646
   -------------------------------            ----------------------
   (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)              Identification No.)


  110 Wynn Drive, Huntsville, Alabama                    35807
 ----------------------------------------            --------------
 (Address of principal executive offices)               (Zip Code)

                                 (256) 895-2000
                         ------------------------------
                               (Telephone Number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ___  NO  X

      Common stock, par value $.01 per share: 19,800,992 shares outstanding as of May 14, 2002

==============================================================================

                      INTEGRATED DEFENSE TECHNOLOGIES, INC.
                                    FORM 10-Q
                                 March 31, 2002

                                      INDEX

PART I. FINANCIAL INFORMATION
        ---------------------

Item 1. Condensed Financial Statements

Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001 (unaudited)                      2

Consolidated Statements of Operations for the quarters ended March 31, 2002 and 2001 (unaudited)        3

Consolidated Statements of Cash Flows for the quarters ended March 31, 2002 and 2001 (unaudited)        4

Notes to Consolidated Financial Statements                                                           5-11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations       12-21

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                     22


PART II. OTHER INFORMATION
         -----------------

Item 2. Changes in Securities and Use of Proceeds                                                      23

Item 6. Exhibits and Reports on Form 8-K                                                               23

SIGNATURES                                                                                             24

PART I. FINANCIAL INFORMATION

             INTEGRATED DEFENSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                     MARCH 31,      DECEMBER 31,
                                                                       2002           2001
                                                                     ---------      ------------
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

ASSETS

Current assets:
   Cash                                                              $  10,317       $   3,893
   Restricted cash                                                         475             769
   Accounts receivable, net                                            116,427         113,863
   Income tax receivable                                                   647            --
   Inventories, net                                                     13,721          13,567
   Prepaid expenses and other current assets                             3,384           2,028
   Deferred income taxes                                                 6,612           6,645
                                                                     ---------       ---------
     Total current assets                                              151,583         140,765
Property and equipment, net                                             44,387          45,548
Goodwill, net                                                           83,734          83,734
Other assets                                                             7,375           7,828
Deferred income taxes                                                    4,104            --
                                                                     ---------       ---------
     Total Assets                                                    $ 291,183       $ 277,875
                                                                     =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Revolving credit loan                                             $    --         $   8,500
   Current portion of long-term debt                                     4,950           9,164
   Accounts payable                                                     12,997          14,802
   Accrued compensation                                                  7,866           8,317
   Other accrued expenses                                               10,314          10,386
   Derivative liabilities                                                 --             5,568
   Income taxes payable                                                    660             644
   Billings in excess of costs and earnings                              7,495           8,743
                                                                     ---------       ---------
     Total current liabilities                                          44,282          66,124
Long-term debt                                                          80,050         153,561
Deferred income taxes                                                     --               245
Pension and other postretirement employee benefits                       6,547           6,675
                                                                     ---------       ---------
     Total liabilities                                                 130,879         226,605
                                                                     ---------       ---------
Stockholders' equity:
   Preferred stock, $.01 par value per share, 20,000,000 shares authorized, none issued
   Common stock, $.01 par value per share, 200,000,000
     shares authorized, 19,800,992 issued at March 31,
     2002 and 13,565,243 issued at December 31, 2001                       198             136
   Additional paid-in capital                                          171,005          54,434
   Accumulated other comprehensive loss                                 (2,140)         (5,613)
   Retained earnings (deficit)                                          (8,759)          2,313
                                                                     ---------       ---------
     Total stockholders' equity                                        160,304          51,270
                                                                     ---------       ---------
     Total Liabilities and Stockholders' Equity                      $ 291,183       $ 277,875
                                                                     =========       =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

             INTEGRATED DEFENSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


QUARTER ENDED MARCH 31,                                                  2002           2001
-----------------------                                                --------       --------
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

Revenue                                                                $ 68,393       $ 58,775
Cost of revenue                                                          48,278         40,597
                                                                       --------       --------
Gross profit                                                             20,115         18,178

Selling, general and administrative expenses                              9,968          8,625
Research and development and bid and proposal expenses                    3,575          3,036
Amortization of debt issuance costs                                         208            237
Amortization of patents and goodwill                                          9          1,527
                                                                       --------       --------
Income from operations                                                    6,355          4,753

Interest expense                                                         (3,831)        (4,834)
Refinancing costs                                                        (7,571)          --
Other income (expense), net                                                  21           --
                                                                       --------       --------
Loss before income taxes and extraordinary loss                          (5,026)           (81)

Income tax benefit (expense)                                              1,960           (559)
                                                                       --------       --------
Loss before extraordinary loss                                           (3,066)          (640)

Extraordinary loss on early extinguishment of debt (net of income
   tax benefit of $5,119)                                                (8,006)          --
                                                                       --------       --------
     Net loss                                                          $(11,072)      $   (640)
                                                                       ========        ========

Loss per share - basic and diluted:
   Loss before extraordinary loss                                      $   (.19)      $   (.05)
   Extraordinary loss                                                      (.51)          --
                                                                       --------       --------
     Net loss                                                          $   (.70)      $   (.05)
                                                                       ========       ========

Basic weighted-average shares outstanding                                15,762         13,565
                                                                       ========       ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

             INTEGRATED DEFENSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

QUARTER ENDED MARCH 31,                                                       2002            2001
-----------------------                                                    ---------       ----------
(IN THOUSANDS)
OPERATING ACTIVITIES:
   Net loss                                                                $ (11,072)      $    (640)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation expense                                                    2,666           2,645
       Amortization of debt issuance costs                                       208             237
       Amortization of goodwill and other intangible assets                       55           1,527
       Extraordinary loss on early extinguishment of debt, net                 8,006            --
       Other refinancing costs                                                 7,571            --
       Changes in current assets and liabilities:
           Restricted cash                                                       293           2,807
           Accounts receivable, net                                           (2,564)           (561)
           Inventories, net                                                     (233)           (788)
           Other current assets                                               (3,498)          2,388
           Accounts payable                                                   (1,804)         (4,293)
           Billings in excess of costs and earnings                           (1,248)         (4,076)
           Other current liabilities                                          (1,276)         (2,135)
                                                                           ---------       ---------
              Net cash used in operating activities                           (2,896)         (2,889)
                                                                           ---------       ---------

INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                 (1,425)           (793)
                                                                           ---------       ---------
              Net cash used in investing activities                           (1,425)           (793)
                                                                           ---------       ---------

FINANCING ACTIVITIES:
   Proceeds from sale of common stock, net of issuance costs                 117,337            --
   Issuance of long-term debt                                                 85,000            --
   Repayment of long-term debt                                              (168,586)         (1,864)
   Payment of debt issuance and other refinancing costs                      (14,506)           --
   Net borrowings (repayments) under revolving credit loans                   (8,500)          1,450
                                                                           ---------       ---------
               Net cash provided by (used in) financing activities            10,745            (414)
                                                                           ---------       ---------

Net increase (decrease) in cash                                                6,424          (4,096)
Cash at beginning of period                                                    3,893           4,938
                                                                           ---------       ---------
Cash at end of period                                                      $  10,317       $     842
                                                                           =========       =========


Supplemental disclosure of noncash financing activities:
   Unrealized loss on derivative financial instrument                      $  (2,833)      $  (5,310)
   Accrued expenses associated with issuance of common stock               $    (606)           --
   Accrued debt issuance costs                                             $    (187)           --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

             INTEGRATED DEFENSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Integrated Defense Technologies, Inc. (the "Company") have been prepared on substantially the same basis as the Company's annual consolidated financial statements and should be read in conjunction with the Company's Prospectus dated February 26, 2002 filed with the Securities and Exchange Commission on February 27, 2002 pursuant to Rule 424(b)(1) of the Securities Act of 1933. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The consolidated results for interim periods are not necessarily indicative of the results that may be expected for the full year. Certain prior year amounts have been reclassified to provide comparability with the current year presentation.

NOTE 2:  REFINANCING

         On February 27, 2002, the Company completed an initial public offering of 6,000,000 shares of common stock at $22 per share, generating net cash proceeds of $117,337,000. The majority of these proceeds were used for debt retirement and refinancing. Concurrent with the closing of the offering, the Company repaid the outstanding balances on its revolving credit and term loan agreement and its senior subordinated note ($125,836,000 and $51,250,000, respectively) and replaced the previous revolving credit and term loan facility with a new facility provided by a syndicate of financial institutions. This new facility provides financing of up to $125,000,000, consisting of a $40,000,000 five-year revolving credit facility, a $40,000,000 five-year term loan, and a $45,000,000 six-year term loan. At March 31, 2002, the Company had outstanding borrowings of $85,000,000 under the facility, consisting of the five- and six-year term loans, bearing interest at rates of 4.25% and 4.5%, respectively. As of the date of this Form 10-Q filing, the Company has not utilized the revolving credit facility.

         Borrowings under the facility are secured by a pledge of substantially all of the Company's assets and bear interest at a base rate or LIBOR plus an applicable margin ranging from 2% to 2.75%. Available borrowings under the revolving credit facility are determined by the Company's borrowing base, as defined in the agreement, which is calculated based upon eligible accounts receivable and inventories.

         The revolving credit and term loan agreement contains certain financial covenants of the Company, including, among other things, limitations on capital expenditures, investments, and asset sales, and maintenance of certain financial ratios. The Company was in compliance with these covenants at March 31, 2002.

         In connection with the Company's early retirement and refinancing of its prior credit facility, it incurred one-time charges totaling $20,696,000, including prepayment penalties, write-offs of capitalized debt issuance costs, a write-off of the unamortized discount on the senior subordinated note, and payments to terminate interest rate swap agreements associated with the debt. The swap termination payments totaled $7,571,000 and are reflected as "Refinancing costs" in the Company's consolidated statement of operations for the quarter ended March 31, 2002. The remaining costs are reflected, net of the associated tax benefit of $5,119,000, as an "Extraordinary loss on early extinguishment of debt" in that statement of operations.

         The Company capitalized $4,557,000 of debt issuance costs associated with the new revolving credit and term loan agreement, consisting primarily of legal fees and a facility fee paid to the new lenders. These costs are being amortized on a straight-line basis over the six-year term of the agreement. The unamortized balance at March 31, 2002 of $4,494,000 is included in "Other assets" in the Company's consolidated balance sheet as of that date.

NOTE 3:  INVENTORIES

         Inventories consist of the following:



                                             MARCH 31,   DECEMBER 31,
                                               2002          2001
                                             ---------   ------------
           (IN THOUSANDS)
           Stock materials                    $12,086      $15,034
           Work-in-process                      3,693        2,397
           Finished goods                         502          458
           Contracts-in-progress                5,067        3,126
                                              -------      -------
                                               21,348       21,015
           Less reserve for excess and
             obsolescense                       7,627        7,448
                                              -------      -------
              Inventories, net                $13,721      $13,567
                                              =======      =======

         Stock materials, work-in-process and finished goods are stated primarily at the lower of first-in, first-out ("FIFO") cost or market.

         Work-in-process and finished goods inventory consist primarily of standard electronic components for use in fulfilling future contracts.

         Contracts-in-progress inventory relates to work in process under fixed-price contracts, primarily certain contracts that were entered into prior to August 6, 1999 for which revenue and costs have been recognized as units have been delivered. Accumulated contract costs include direct production and engineering costs, factory and material handling overhead, research and development, and general and administrative expenses estimated to be recoverable, less the estimated portion of such costs allocated to delivered units.

         To the extent total contract costs are expected to exceed the total estimated contract price, charges are made to current operations to reduce contracts-in-progress inventory to estimated realizable value.

         In accordance with industry practice, contracts-in-progress inventory includes amounts relating to programs and contracts with long production cycles, a portion of which is not expected to be realized within one year.

NOTE 4:  PROPERTY AND EQUIPMENT

         Property and equipment - net includes allowances for depreciation of $62,188,000 and $59,832,000 at March 31, 2002 and December 31, 2001,
         respectively.

NOTE 5:  DERIVATIVE FINANCIAL INSTRUMENTS

         The Company has from time to time used interest rate swap agreements to manage the risk associated with interest rate fluctuations on its variable rate debt. In October 2000, the Company entered into three such agreements with notional amounts of $25,000,000, $10,000,000, and $60,000,000, under which the Company paid fixed interest rates ranging from 6.39% to 6.75% and received a variable LIBOR-based rate of interest from the holders of the agreements. The difference in the pay and receive rates of interest was charged or credited to interest expense as incurred. These swaps agreements reduced interest expense by $5,000 in the first quarter of 2001 and increased interest expense by $830,000 in the first quarter of 2002.

         On January 1, 2001, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended, ("SFAS 133") which establishes accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Upon adoption of SFAS 133, the Company's interest rate swaps were designated as highly effective cash flow hedges. Accordingly, the Company recognized a one-time transition adjustment to increase other comprehensive loss by $2,863,000 ($1,775,000 net of income tax benefit), the fair value of the interest rate swaps at January 1, 2001, representing the approximate cost to the Company of terminating the agreements as of that date. In accordance with SFAS 133, this transition adjustment was reflected as the cumulative effect of a change in accounting principle, net of income taxes, in the Company's other comprehensive loss for the quarter ended March 31, 2001 (See Note 7). At March 31, 2001, the swap agreements had a fair value of $5,310,000 ($3,292,000 net of tax benefit), resulting in a comprehensive loss for the first quarter of 2001 of $2,447,000 ($1,517,000 net of income tax benefit). The approximate cost to terminate the swaps at December 31, 2001 of $5,568,000 ($3,452,000 net of tax benefit) is reflected as "Derivative liabilities" in the Company's consolidated balance sheet as of that date.

         On March 4, 2002, in connection with its debt repayment and refinancing (see Note 2), the Company paid $7,571,000 to terminate its interest rate swaps. The after tax expense for the swap termination of $4,618,000, along with the after tax expense of $506,000 associated with payments made during the first quarter of 2002 prior to the termination, is reflected in the Company's consolidated statement of operations for the quarter ended March 31, 2002.

         The Company has not entered into interest rate swap agreements in conjunction with its new revolving credit and term loan facility.

         There was no impact to earnings due to hedge ineffectiveness during the quarters ended March 31, 2002 or 2001. The Company does not use derivative financial instruments for speculative or trading purposes.

NOTE 6:  LOSS PER SHARE

         Basic loss per share is computed using the weighted average number of common shares outstanding. Diluted loss per share is computed using the weighted average number of common and equivalent common shares outstanding. Common stock warrants are the Company's only common stock equivalent and are included in the calculation only if dilutive.

         On February 5, 2002, the Company's Board of Directors approved a
         198.6359 to 1 common stock split. All share and per share amounts for the quarter ended March 31, 2001 have been restated to reflect this stock split.

         On February 27, 2002, in connection with its initial public stock offering, the Company issued 6,000,000 additional shares of common stock and converted 235,749 of its outstanding common stock warrants into shares of common stock.

         The computations of basic and diluted weighted-average shares outstanding for the quarters ended March 31, 2002 and 2001 are as follows. In both periods, the Company incurred a net loss, and as such, no dilution was considered in the Company's computations of loss per share for the respective quarters.

         QUARTER ENDED MARCH 31,                                   2002           2001
         -----------------------                                ----------      ----------
         Weighted-average shares outstanding -- basic           15,761,927      13,565,243
         Dilutive effect of warrants                             1,679,647       1,762,695
                                                                ----------      ----------
           Weighted-average shares outstanding -- diluted       17,441,574      15,327,938
                                                                ==========      ===========

NOTE 7:  COMPREHENSIVE LOSS

     Comprehensive loss includes net loss as well as all other nonowner changes in equity. The components of the Company's comprehensive losses for the quarters ended March 31, 2002 and 2001 are presented below, net of related income tax effects. See Note 5 for further information regarding the derivative financial instruments used by the Company and the impact of those derivatives on the Company's consolidated financial position and results of operations.


      QUARTER ENDED MARCH 31,                                       2002               2001
      -----------------------                                     --------            -------
      (IN THOUSANDS)
      Net loss                                                    $(11,072)           $  (640)
      Other comprehensive income (loss):
         Cumulative effect of change in accounting principle
           with respect to derivative financial instruments            --              (1,775)
         Unrealized loss on derivative financial instruments        (1,672)            (1,514)
         Realized (gain) loss on derivative financial
           instruments charged to net loss                           5,124                 (3)
         Minimum pension liability adjustment                           21                 --
                                                                   -------            -------
           Comprehensive loss                                      $(7,599)           $(3,932)
                                                                   =======            =======

NOTE 8:  SEGMENT INFORMATION

         The Company's business presently consists of three operating segments:
         Electronic Combat Systems, Diagnostics & Power Systems, and Communications & Surveillance Systems. These reportable segments are defined primarily by their economic characteristics, the nature of their products and services, and by their class of customer.

         The Electronic Combat Systems segment designs, integrates, manufactures, and sells electronics and avionics equipment primarily to the U.S. Government for military, civil and governmental uses, and designs, manufactures and supports advanced test and evaluation systems, rangeless air combat training systems, threat simulation equipment, high power transmitters, and control subsystems for both guided bombs and missile launching systems for the U.S. Department of Defense, major defense prime contractors and foreign government defense agencies.

         The Diagnostics & Power Systems segment is a contractor primarily to the U.S. government and foreign governments, and designs, manufactures and supports test equipment, vehicle electronics systems and energy management systems primarily for military combat vehicle applications.

         The Communications & Surveillance Systems segment designs and manufactures meteorological surveillance and analysis systems, more commonly known as Doppler weather radar systems, and designs and produces advanced electronics systems, subsystems, components and radio transmission products for the defense, aerospace and communications industries for U.S. and foreign government agencies and commercial customers.

         The Company evaluates performance of the operating segments based on revenue and earnings before interest, taxes, depreciation, and amortization ("EBITDA"), calculated as income from operations plus depreciation and amortization. The accounting policies of the operating segments are consistent across segments and are the same as those used in preparation of the consolidated financial statements of the Company. (See Note 2 of Notes to Consolidated Financial Statements included in the Company's Prospectus dated February 26, 2002 filed with the Securities and Exchange Commission on February 27, 2002 pursuant to Rule 424(b)(1) of the Securities Act of 1933.) Sales between the operating segments are insignificant. The Company's corporate expenses are allocated in full to the segments on the basis of relative employment, revenue, and selected assets. Corporate assets are included in "All other" in the following table.

         The following table sets forth revenue and EBITDA by operating segment for the quarters ended March 31, 2002 and 2001.


           QUARTER ENDED MARCH 31,                                     2002                 2001
           -----------------------                                    -------             -------
           (IN THOUSANDS)
           REVENUES FROM UNAFFILIATED CUSTOMERS:
              Electronic Combat Systems                               $32,221             $30,750
              Diagnostics & Power Systems                              21,685              14,464
              Communications & Surveillance Systems                    14,232              13,347
              All other                                                   255                 214
                                                                      -------             -------
                Total                                                 $68,393             $58,775
                                                                      =======             =======

           OTHER FINANCIAL INFORMATION:
           ----------------------------
           EBITDA:
              Electronic Combat Systems                                $5,223              $6,837
              Diagnostics & Power Systems                               2,177               1,055
              Communications & Surveillance Systems                     2,069               1,259
              All other                                                  (185)                (31)
                                                                      -------             -------
                Total                                                  $9,284              $9,162
                                                                       ======              ======


         EBITDA is not a presentation made in accordance with accounting principles generally accepted in the United States, and as such, it should not be considered in isolation or as a substitute for net loss, cash flows from operating activities or other income or cash flow statement data prepared in accordance with accounting principles generally accepted in the United States or as a measure of profitability or liquidity. The Company monitors EBITDA by segment to determine each segment's ability to satisfy its debt service, capital expenditure and working capital requirements and because certain covenants in the Company's revolving credit and term loan facility are based upon similar measures. The Company's EBITDA is not necessarily comparable to other similarly titled captions used by other companies. A reconciliation of the Company's EBITDA to loss before income taxes and extraordinary loss is presented in the table below.

         RECONCILIATION OF EBITDA TO LOSS BEFORE INCOME TAXES AND EXTRAORDINARY
         LOSS:

         QUARTER ENDED MARCH 31,                                   2002               2001
         -----------------------                                 -------             -------
         (IN THOUSANDS)
         EBITDA                                                   $9,284              $9,162
         Less: Depreciation and amortization expense               2,929               4,409
               Interest expense                                    3,831               4,834
               Refinancing costs                                   7,571                  --
         Add back other income                                        21                  --
                                                                 -------              ------
               Loss before income taxes and extraordinary loss   $(5,026)               $(81)
                                                                 =======              ======

         The following table presents total assets for each of the Company's operating segments as of March 31, 2002 and December 31, 2001.


                                                                    MARCH 31,           DECEMBER 31,
                                                                      2002                 2001
                                                                    --------            -----------
          (IN THOUSANDS)
          Total assets:
             Electronic Combat Systems                              $146,082              $156,896
             Diagnostics & Power Systems                              51,528                52,056
             Communications & Surveillance Systems                    71,535                70,497
             All other                                                22,038                (1,574)
                                                                    --------              --------
               Total                                                $291,183              $277,875
                                                                    ========              ========

         The increase in "All other" assets (essentially Corporate) is due primarily to the Company's first quarter 2002 refinancing activities (See Note 2). Corporate assets were increased by the net cash generated from the Company's public offering of approximately $11,000,000, by capitalized debt issuance costs of approximately $4,500,000, and by an increase in deferred tax assets associated with the extraordinary loss and other refinancing costs incurred in first quarter 2002. Prior to the first quarter 2002 refinancing, capitalized debt issuance costs had been allocated to the segments on a similar basis as corporate expenses. The write-off of capitalized debt issuance costs associated with the debt that was retired in first quarter 2002 reduced the assets of Electronic Combat Systems, Diagnostics & Power Systems, and Communications & Surveillance Systems by $3,100,000, $600,000, and $1,300,000, respectively.

NOTE 9:  GOODWILL AND OTHER INTANGIBLE ASSETS

         Effective January 1, 2002, the Company adopted the provisions of FASB Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("SFAS 142"), under which the Company's goodwill is no longer being amortized and is instead subject to annual impairment tests using a new fair value based approach. The Company's other recorded intangible assets, which are immaterial with respect to its consolidated financial position and results of operations, continue to be amortized over their estimated useful lives.

         With the adoption of SFAS 142, on January 1, 2002, the Company ceased amortization of its goodwill. The following table presents the results of the Company for the quarters ended March 31, 2002 and 2001 on a comparable basis:


          QUARTER ENDED MARCH 31,                                     2002                   2001
          -----------------------                                   --------                -------
           (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
           Reported loss before extraordinary loss                  $ (3,066)               $ (640)
           Add back:  Goodwill amortization, net of tax                   --                 1,256
                                                                    --------                ------
           Adjusted income (loss) before extraordinary loss         $ (3,066)               $  616
                                                                    ========                ======

           Reported net loss                                        $(11,072)               $ (640)
           Add back:  Goodwill amortization, net of tax                   --                 1,256
                                                                    --------                ------
           Adjusted net income (loss)                               $(11,072)               $  616
                                                                    ========                ======



           INCOME (LOSS) PER SHARE:                               BASIC AND DILUTED     BASIC     DILUTED
           ------------------------                               -----------------     -----     -------
           Reported loss before extraordinary loss                     $(.19)           $(.05)     $(.05)
           Goodwill amortization, net of tax                              --              .10        .09
                                                                       -----            -----      -----
           Adjusted income (loss) before extraordinary loss            $(.19)           $ .05      $ .04
                                                                       =====            =====      =====

           Reported net loss                                           $(.70)           $(.05)     $(.05)
           Goodwill amortization, net of tax                              --              .10        .09
                                                                       -----            -----      -----
           Adjusted net income (loss)                                  $(.70)           $ .05      $ .04
                                                                       =====            =====      =====


         The Company is currently finalizing the allocation of its goodwill to its business units and evaluating the goodwill for any impairment. For impairment testing purposes, the Company is determining the value of its individual business units using a discounted cash flow model, a guideline company model, and a transaction model. If impairment is indicated, such impairment will be recorded as the cumulative effect of a change in accounting principle with effect from January 1, 2002. The Company has not yet determined the effects of this evaluation, if any, on its consolidated earnings and financial position.

NOTE 10: RECENT ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 2002, the Company adopted FASB Statement of Financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale. The adoption of SFAS
         144 did not have a material effect on the Company's consolidated operating results or financial position.

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS ("SFAS 143"), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and requires that the fair value of a liability for an asset retirement obligation be recorded in the period in which it is incurred. SFAS 143 will become effective for the Company in 2003, and management is currently evaluating the impact that SFAS 143 will have on its consolidated financial statements.

NOTE 11: CONTINGENCIES

         As further described in the Company's Prospectus dated February 26, 2002 filed with the Securities and Exchange Commission on February 27, 2002 pursuant to Rule 424(b)(1) of the Securities Act of 1933, the Company is involved in various legal actions arising in the normal course of its business, including a National Park Service investigation regarding the presence of residual radioactive materials and contamination at a uranium mine previously owned by a predecessor of one of the Company's subsidiaries. Although the ultimate cost of these matters cannot be predicted with certainty, the outcomes of such legal actions are not expected, either individually or in the aggregate, to result in a material adverse effect on the Company's business, results of operations, or financial condition. There were no material developments with respect to these matters during first quarter 2002.

                      INTEGRATED DEFENSE TECHNOLOGIES, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

     GENERAL

     Integrated Defense Technologies, Inc. (the "Company") is a designer and developer of advanced electronics and technology products to the defense and intelligence industries. The Company's products are installed on or used in support of a broad array of military platforms in order to enhance their operational performance or extend their useful life. The Company's customers include all branches of the military services, major domestic prime defense contractors such as The Boeing Company, General Dynamics Corporation, Lockheed Martin Corporation, Northrop Grumman Corporation, Raytheon Company and United Defense Industries, Inc., foreign defense contractors, foreign governments and U.S. Government agencies.

     The Company's contracts typically fall into two categories: cost-plus and fixed-price contracts. Contracts for research, engineering, prototypes, repair and maintenance and similar are typically cost-plus arrangements.
Customer-funded research and development costs are typically included in the Company's contracts and booked as revenue and cost of revenue.

     In a fixed-price contract, the price is not subject to adjustment based on cost incurred to perform the required work under the contract. In a cost-plus contract, the Company is reimbursed for allowable incurred costs plus a fee, which may be fixed or variable. The price on a cost-plus contract is based on allowable cost incurred, but generally is subject to contract funding limitations. Under fixed-price contracts the Company agrees to perform for a predetermined contract price. Although fixed-price contracts generally permit the Company to keep profits if costs are less than projected, the Company bears the risk that increased or unexpected costs may reduce profit or cause the Company to sustain losses on the contracts. Generally, fixed-price contracts offer higher margins than cost-plus type contracts.

     All of the Company's domestic U.S. Government contracts and subcontracts are subject to audit and various cost controls and include standard provisions for termination at the convenience of the U.S. Government. The Department of Defense generally has the right to object to the costs as not allowable or as unreasonable, which can increase the level of costs the Company bears. Multi-year U.S. Government contracts and related orders are subject to cancellation if funds for contract performance for any subsequent year are not available. Foreign government contracts generally include comparable provisions relating to termination at the convenience of the foreign government.

     The Company uses the percentage-of-completion method of accounting for fixed-price and cost-plus contracts and, therefore, matches revenue with the cost incurred on each unit produced at the time the Company recognizes its sale based on the estimate of the gross profit margin the Company expects to receive over the life of the contract. The Company currently evaluates its estimates of gross margin on a monthly basis. In addition, the Company uses the cumulative catch-up method to recognize its changes in estimates of sales and gross margins during the period in which those changes are determined. The Company charges any anticipated losses on a contract to operations as soon as those losses are determined. The principal components of the Company's contract cost of revenue are materials, subcontractor costs, labor and overhead. The Company charges all of these costs to the respective contracts as incurred.

     The Company expenses operating costs such as selling, general and administrative, independent research and development costs and bid and proposal costs in the period incurred. The major components of these costs are compensation and overhead. Capitalized debt issuance costs, software development costs and patents are amortized over their useful lives, with the amortization of capitalized software development costs included as a component of the Company's cost of revenue. Since January 1, 2002, the Company has been subject to a new accounting standard under which it no longer amortizes goodwill, although it must test its goodwill periodically for impairment. The Company is in the process of evaluating the impact of adopting this new standard.

     The Company's results of operations, particularly revenue, gross profits and cash flows, vary significantly from period to period depending largely upon the timing of delivery of finished products, the terms of contracts and the level of export sales. As a result, period-to-period comparisons may show substantial changes disproportionate to the Company's underlying business activity. Accordingly, the Company does not believe that its quarterly results of operations are necessarily indicative of results for future periods.

     FORWARD LOOKING STATEMENTS

     The information contained in this report, other than historical information, includes forward-looking statements including, in particular statements about plans, strategies and prospects under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." Words such as "may," "will," "expect," "anticipate," "believe," "estimate," "plan," "intend" and similar expressions in this report identify forward-looking statements. These forward-looking statements are based on current views with respect to future events and financial performance. Actual results could differ materially from those projected in the forward-looking statements.

     The Company's forward-looking statements are subject to risks and uncertainties, including:

          o the Company's dependence on the defense industry and the business risks peculiar to that industry, including changing priorities or reductions in the U.S. Government defense budget;

          o the Company's ability to obtain future government contracts on a timely basis;

          o    the availability of government funding and customer requirements;

          o the potential development of new and competing technologies and the Company's ability to compete technologically; and

          o general economic conditions, the competitive environment of the defense industry, international business and political conditions and timing of awards and contracts.

     As for the forward-looking statements that relate to future financial results and other projections, actual results could be different due to the inherent uncertainty of estimates, forecasts and projections and may be better or worse than anticipated. Given these uncertainties, you should not place any reliance on forward-looking statements. Forward-looking statements represent the Company's estimates and assumptions only as of the date they were made. The Company expressly disclaims any duty to provide updates to forward-looking statements and the estimates and assumptions associated with them, except to the extent required by applicable securities laws.

     RESULTS OF OPERATIONS

     The following tables summarize the Company's operating information as a percentage of revenue and its segment data for the quarters ended March 31, 2001 and 2002:

                                                                         QUARTER ENDED MARCH 31
                                                                         ----------------------
                                                                           2002          2001
                                                                          ------        ------
STATEMENT OF OPERATIONS AND OTHER FINANCIAL INFORMATION:

Revenue                                                                    100.0%        100.0%
Cost of revenue                                                             70.6          69.1
                                                                          ------        ------
    Gross Profit                                                            29.4          30.9

Selling, general and administrative expenses                                14.6          14.6
Research and development and bid and proposal expenses                       5.2           5.2
Amortization of patents, debt issuance costs and goodwill                     .3           3.0
                                                                          ------        ------
    Income from operations                                                   9.3%          8.1%
                                                                          ======        ======
EBITDA (1)                                                                  13.6%         15.6%
                                                                          ======        ======
OPERATIONS INFORMATION BY SEGMENT AND OTHER FINANCIAL INFORMATION:
(IN MILLIONS)

Revenue:
  Electronic Combat Systems                                               $ 32.2        $ 30.8
  Diagnostics & Power Systems                                               21.7          14.5
  Communications & Surveillance Systems                                     14.2          13.3
  Other                                                                       .3            .2
                                                                          ------        ------
    Total revenue                                                         $ 68.4        $ 58.8
                                                                          ======        ======
Gross profit:
  Electronic Combat Systems                                               $ 10.1        $ 10.6
  Diagnostics & Power Systems                                                4.4           2.9
  Communications & Surveillance Systems                                      5.5           4.7
  Other                                                                       .1          --
                                                                          ------        ------
    Total gross profit                                                    $ 20.1        $ 18.2
                                                                          ======        ======
EBITDA (1):
  Electronic Combat Systems                                               $  5.2        $  6.8
  Diagnostics & Power Systems                                                2.2           1.1
  Communications & Surveillance Systems                                      2.1           1.3
  Other                                                                      (.2)         --
                                                                          ------        ------
    Total EBITDA                                                          $  9.3        $  9.2
                                                                          ======        ======

(1) The Company's EBITDA represents income from operations plus depreciation and amortization. EBITDA is not a presentation made in accordance with accounting principles generally accepted in the United States, and as such, it should not be considered in isolation or as a substitute for net loss, cash flows from operating activities or other income or cash flow statement data prepared in accordance with accounting principles generally accepted in the United States or as a measure of profitability or liquidity. The Company monitors EBITDA by segment to determine each segment's ability to satisfy its debt service, capital expenditure and working capital requirements and because certain covenants in the Company's revolving credit and term loan facility are based upon similar measures. The Company's EBITDA is not necessarily comparable to other similarly titled captions used by other companies.

     COMPARISON OF FIRST QUARTER 2002 TO FIRST QUARTER 2001.

     RESULTS OF OPERATIONS. On February 27, 2002, the Company completed an initial public offering of 6 million shares of common stock at $22 per share, generating net cash proceeds of approximately $117.3 million. The majority of these proceeds were used for debt retirement and refinancing. Concurrent with the closing of the offering, the Company repaid the outstanding balances on its revolving credit and term loan agreement and its senior subordinated note and replaced the previous revolving credit and term loan facility with a new facility provided by a syndicate of financial institutions. See "Liquidity and Capital Resources" following for further discussion of the debt refinancing, as well as of terms and covenants associated with the new revolving credit and term loan facility.

     The Company incurred one-time charges related to its early debt retirement and refinancing totaling $20.7 million, including prepayment penalties, write-offs of capitalized debt issuance costs, a write-off of the unamortized discount on its senior subordinated note, and payments to terminate interest rate swaps associated with its revolving credit and term loan facility. The swap termination payments totaled approximately $7.6 million and are reflected as "Refinancing costs" in the Company's consolidated statement of operations for first quarter 2002. The remaining costs are reflected, net of the associated tax benefit of $5.1 million, as an "Extraordinary loss on early extinguishment of debt" in the consolidated statement of operations for that period. As a result of the foregoing charges, which totaled approximately $12.6 million net of the associated tax benefits, the Company incurred a net loss in first quarter 2002 of $11.1 million.

     PRO FORMA RESULTS OF OPERATIONS. Excluding the impact on earnings of these one-time debt retirement and refinancing charges, the Company earned a pro forma net income in first quarter 2002 of $1.6 million, compared to a net loss of $.6 million in first quarter 2001. Approximately $1.2 million of the improvement from the prior year period was the result of adoption of the goodwill amortization provisions of SFAS 142 effective January 1, 2002. (See Note 9 of Notes to Consolidated Financial Statements contained in this Form 10-Q.) The remainder of the improvement was due primarily to a 16% revenue increase, partially offset by increased operating expenses and a decline in gross profit percentage.

     REVENUE. Revenue for first quarter 2002 was $68.4 million, representing an increase of $9.6 million, or 16%, compared to revenue of $58.8 million for first quarter 2001. The increase in revenue resulted primarily from a $7.2 million, or 50%, increase in revenues of the Company's Diagnostics & Power Systems segment. The Diagnostics & Power Systems segment had a very strong revenue quarter due to strong fourth quarter 2001 orders for embedded diagnostics, additions to the scope of the Abrams Systems Technical Support program, and earlier than expected booking of the Common Support Function Module program. Revenues for the Company's Electronic Combat Systems segment increased by $1.5 million, or 5%, primarily the result of a fourth quarter 2001 order from the U.S. Navy Fiber Optics Data Management System program, partially offset by a delay in an order from the Air Force P4RC program. Revenues for the Company's Communications & Surveillance Systems segment increased by $.9 million, or 7%. Though up slightly from the prior year period, Communications & Surveillance revenues were less than expected due to the loss of a weather radar system program in Turkey. Bookings for this segment improved toward the end of first quarter.

     GROSS PROFIT. The Company's gross profit for first quarter 2002 was $20.1 million, representing an increase of $1.9 million, or 11%, compared to gross profit of $18.2 million for first quarter 2001. The dollar increase in gross profit resulted primarily from increased business in the Diagnostics & Power Systems segment. However, as a percentage of revenue, gross profit declined from 30.9% in first quarter 2001 to 29.4% in the current quarter. As the Diagnostics & Power Systems Segment has a higher proportion of cost-plus business than the other segments, its margins will generally be lower, driving down the consolidated margin percentage in periods of increased Diagnostics revenue relative to total revenue. Other factors negatively impacting first quarter 2002 margin included start-up production costs resulting from continued investment in the hybrid electric business and in the Sidecar program by Diagnostics & Power Systems, and temporary cost and volume issues in the Electronic Combat Systems segment. Partially offsetting these negative factors was a 2.3 point gross profit improvement in the Communications & Surveillance Systems segment, resulting from its prior year downsizing and cost control efforts.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company's selling, general and administrative expenses for first quarter 2002 were $10.0 million, representing an increase of $1.3 million, or 16%, compared to $8.6 million for first quarter 2001. As a percentage of revenue, selling, general and administrative expenses remained flat with the first quarter 2001 level at 14.6%. The dollar increase in selling, general and administrative expenses resulted primarily from additional administrative expenses associated with being a publicly-held company. Electronic Combat Systems' and Diagnostics & Power Systems' expenses increased by $.5 million and $.4 million, respectively, while Communications & Surveillance Systems' expenses remained flat with the prior year period. The expense decline resulting from the segment's fourth quarter 2001 staff reductions and facility relocation served to offset additional corporate expenses allocated to the segment.

     RESEARCH AND DEVELOPMENT AND BID AND PROPOSAL EXPENSES. The Company's research and development and bid and proposal expenses were $3.6 million for first quarter 2002, representing an increase of $.5 million, or 18%, compared to $3.0 million for first quarter 2001. As a percentage of revenue, research and development and bid and proposal expenses remained flat with the first quarter 2001 level at 5.2%. The dollar increase resulted primarily from increased bid and proposal expenses resulting from major program proposal efforts in the Company's Electronic Combat Systems segment, partially offset by cost containment achieved in its Communications & Surveillance Systems segment. Expenses of the Diagnostics & Power Systems segment remained relatively flat with the prior year period.

     AMORTIZATION OF PATENTS, DEBT ISSUANCE COSTS AND GOODWILL. The Company's amortization expense, excluding amounts included in cost of revenue for amortization of its internally developed software, was $.2 million for first quarter 2002, representing a decline of $1.5 million, or 88%, compared to amortization expense of $1.8 million for first quarter 2001. The Company ceased amortization of its goodwill on January 1, 2002 in accordance with the provisions of SFAS 142. See Note 9 of Notes to Consolidated Financial Statements contained in this Form 10-Q for a pro forma presentation of first quarter 2001 results of operations excluding goodwill amortization.

     INCOME FROM OPERATIONS. The Company's income from operations was $6.4 million, or 9.3% of revenue, for first quarter 2002, representing an increase of $1.6 million compared to $4.8 million, or 8.1% of revenue, for first quarter 2001. Diagnostics & Power Systems' operating income increased by approximately $1.5 million to a total of $1.7 million for first quarter 2002 due primarily to the increased volume described previously. The segment's increased general and administrative expenses were offset by the decline in goodwill amortization as the result of the adoption of SFAS 142. Communications & Surveillance Systems' operating income increased by $1.2 million to a total of $1.6 million due primarily to increased volume and the positive results of cost control measures taken in fourth quarter 2001, as well as to the lack of goodwill amortization expense in first quarter 2002. Electronic Combat Systems' operating income declined by $.6 million to a total of $3.3 million, primarily as the result of margin declines, combined with increased general and administrative and bid and proposal expenses as noted previously, partially offset by the lack of goodwill amortization in first quarter 2002.

     INTEREST EXPENSE. The Company's interest expense for first quarter 2002 was $3.8 million, representing a decline of $1.0 million compared to interest expense of $4.8 million for first quarter 2001. The interest expense decline from the prior year period was due primarily to the reduction in debt achieved through the Company's first quarter 2002 refinancing. In addition, average LIBOR rates have declined by approximately 3 points from the first quarter 2001 level. However, the positive impact of the interest rate decline on the Company's floating rate debt was partially offset by the adverse effect of its LIBOR-based interest rate swap agreements.

     INCOME TAX EXPENSE. The income tax benefit for first quarter 2002 was $7.1 million or 39% of pretax losses, compared to income tax expense of $.6 million on a pretax loss of $.1 million for first quarter 2001. The effective income tax rate in both periods exceeded the U.S. federal statutory rate in those periods due primarily to non-deductible expenses, including goodwill amortization in the first quarter of 2001.

     EBITDA. The Company's EBITDA was $9.3 million, or 13.6% of revenue, in first quarter 2002, versus EBITDA of $9.2 million, or 15.6% of revenue, in first quarter 2001. Diagnostics & Power Systems' EBITDA increased by approximately $1.1 million to a total of $2.2 million for first quarter 2002 due primarily to the increased volume described previously, partially offset by increased general and administrative expenses resulting from the Company's initial public offering. Communications & Surveillance Systems' EBITDA increased by $.8 million to a total of $2.1 million due to increased volume and the positive results of cost control measures taken in fourth quarter 2001. Electronic Combat Systems' EBITDA declined by $1.6 million to a total of $5.2 million, primarily due to margin declines as well as to increased general and administrative and bid and proposal expenses.

LIQUIDITY AND CAPITAL RESOURCES

     In first quarter 2002, the Company generated cash of $6.4 million primarily from the net proceeds of its initial public offering and debt refinancing, compared to a net cash usage of $4.1 million in first quarter 2001.

     Cash used in operations totaled $2.9 million for both first quarter 2002 and first quarter 2001 due primarily to working capital usage in both quarters. In first quarter 2002, working capital was used to reduce payables built up in the traditionally heavy fourth quarter, to prepay insurance premiums for the year, which have increased as a result of the Company's public offering, and to finance a short-term build-up in receivables generated by the higher revenues for the quarter. The first quarter 2001 working capital usage was primarily to reduce payables and other accrued expenses and to finance billed accounts receivable for the quarter, which were substantially in excess of revenues recognized on the percentage-of-completion method.

     Capital expenditures in first quarter 2002 were $1.4 million, representing a $.6 million increase compared to capital expenditures of $.8 million in first quarter 2001. The Company's capital expenditures consist primarily of purchases of test equipment, office equipment and building and leasehold improvements. Due to the nature of the Company's business, capital expenditures have historically not been substantial. The Company expects that its total capital expenditures for 2002 will be within the range of $5 to $7 million.

     In first quarter 2002, the Company completed an initial public offering of 6 million shares of common stock at $22 per share, generating net cash proceeds of approximately $117.3 million. Concurrent with the closing of the offering, the Company repaid the outstanding balances on its revolving credit and term loan agreement and its senior subordinated note ($125.8 million and $51.3 million, respectively) and replaced the previous revolving credit and term loan facility with a new facility provided by a syndicate of financial institutions. This new facility provides financing of up to $125 million, consisting of a $40 million five-year revolving credit facility, a $40 million five-year term loan, and a $45 million six-year term loan. Borrowings under the facility are secured by a pledge of substantially all of the Company's assets and bear interest at a base rate or LIBOR plus an applicable margin ranging from 2% to 2.75%. Available borrowings under the revolving credit facility are determined by the Company's borrowing base, as defined in the agreement, which is calculated based upon eligible accounts receivable and inventories. At March 31, 2002, the Company had outstanding borrowings of $85 million under the facility, consisting of the five- and six-year term loans, bearing interest at rates of 4.25% and 4.5%, respectively. As of the date of this Form 10-Q filing, the Company has not utilized the revolving credit facility.

     In connection with the refinancing of its debt, the Company paid approximately $10.1 million in refinancing costs, primarily for prepayment penalties and swap termination costs (see "Results of Operations" above) and capitalized $4.6 million of debt issuance costs associated with the new revolving credit and term loan agreement, consisting primarily of legal fees and a facility fee paid to the new lenders.

     The revolving credit and term loan agreement contains certain financial covenants of the Company including, among other things, limitations on capital expenditures, investments, and asset sales, and maintenance of certain financial ratios. The Company was in compliance with these covenants at March 31, 2002.

     Historically, the Company's primary source of liquidity has been cash provided by operations, derived from net income plus depreciation and amortization and plus or minus net investments in working capital from period to period. The Company's liquidity position is dependent on a number of factors, including the timing of production and delivery on sales contracts and the timing of billing and collection activity. Purchase of materials for production and payment for labor and overhead expenses can represent significant advance expenditures, and billing to and collection from customers can lag those expenditures significantly on some longer-term customer contracts. The Company's billing arrangements include (a) monthly progress payments (typically on fixed-price contracts) in which customers are billed 80% of incurred cost plus general and administrative expenses but without profit, (b) monthly billing in full at cost incurred plus profit (typically on cost-plus contracts), (c) periodic milestone achievement-based billing at cost incurred plus profit, and
(d) billing at final delivery at cost incurred plus profit. Fixed price contracts, some milestone-based billing contracts and bill-at-delivery contracts represent a significant required use of working capital for the Company that must be funded by operations or through external sources.

     Though investments in working capital consumed a significant amount of the Company's cash during first quarter 2002, the Company anticipates that its operating cash flows will improve throughout the remainder of the year as the receivables built up in the first quarter are collected and as the Company continues to focus on reducing its investment in unbilled receivables. Based on the Company's current level of operations and anticipated growth, the Company believes that the cash proceeds from the initial public offering, cash from operations and other available sources of liquidity, including borrowings under the new revolving credit and term loan facility, will be sufficient to fund its operations for at least the next two years. The Company does not anticipate any significant nonoperating events that will require the use of cash, other than potential acquisitions of companies which are a match for existing and potential products and business. Though the Company is continuously evaluating such opportunities, as of the date of this Form 10-Q filing, it does not have any definitive acquisition negotiations in process.

     The Company has contractual obligations to make future payments under its term loan agreement and under long-term noncancelable lease agreements. The following table sets forth these contractual obligations as of March 31, 2002.

                                         Payments due by period
                                         ----------------------
Contractual Obligation      2002     2003-2006     2007 and beyond      Total
----------------------      ----     ---------     ---------------      -----
(IN MILLIONS)
Term loans                  $3.7       $35.6           $45.7          $  85.0
Operating leases             4.3        16.2             2.1             22.6
                            ----       -----           -----           ------
     Total                  $8.0       $51.8           $47.8           $107.6
                            ====       =====           =====           ======

     The Company's term loan obligations for 2007 and beyond relate primarily to its six year term loan, which must be paid in full by March 4, 2008. The Company may prepay any obligations under its revolving credit and term loan facility without penalty. In addition, the lenders under the facility may require prepayments from the proceeds of certain transactions, including sales of net assets, issuance of equity securities, insurance/condemnation settlements, and the reversion of surplus assets from pension plans, as well as from any excess cash flows, as defined in the agreement, generated by the Company during a fiscal year.

     The Company's noncancelable operating leases are primarily for office space and manufacturing equipment. Certain of these agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges.

     BACKLOG

     The Company defines backlog as the value of contract awards received from customers which have not been recognized as sales. Funded backlog refers to contract awards for which the Company has received orders and the customer has obligated funds. Unfunded backlog consists of potential product orders relating to existing customer contracts that are the subject of customer options for additional products or potential orders under existing contracts that receive annual or incremental funding. A significant portion of sales are to prime contractors, the Department of Defense and foreign governments pursuant to long-term contracts. Accordingly, the backlog consists in large part of orders under these contracts. As of March 31, 2002 the funded backlog was $223.0 million, and the total backlog was $396.4 million. At any given point in time, the Company can generally expect to ship approximately 90% of its funded backlog contracts within the next twelve months. The Company expects to complete in 2002 approximately 75% of its funded backlog contracts in place as of March 31, 2002.

     The following depicts the Company's backlog of orders by business segment at March 31, 2002 and December 31, 2001:

                                                   FUNDED                        UNFUNDED
                                                   ------                        --------
                                          MARCH 31,    December 31,      MARCH 31,    December 31,
                                            2002           2001            2002           2001
                                          ---------    ------------      ---------    ------------
(IN MILLIONS)
Electronic Combat Systems                   $110.3         $125.8          $168.1        $160.6
Diagnostics & Power Systems                   67.5           51.7             2.6           1.5
Communications & Surveillance Systems         45.2           43.9             2.7           8.8
                                            ------         ------          ------        ------
     Total Backlog                          $223.0         $221.4          $173.4        $170.9
                                            ======         ======          ======        ======

     While it is expected that a substantial portion of funded backlog will be converted to revenue during 2002, the Company cannot provide assurance that the backlog, both funded and unfunded, will become revenue in any particular period, if at all.

     RELATED PARTY TRANSACTIONS

     The Company pays its controlling stockholder, Veritas Capital Management, L.L.C., an annual management fee. The Company paid $225,000 in management fees to Veritas in both first quarter 2001 and 2002. The Company was not indebted to its controlling stockholder at March 31, 2002 or December 31, 2001. In addition, in connection with the Company's initial public offering on February 27, 2002, the Company paid a transaction advisory fee to The Veritas Capital Fund, L.P. in the amount of $1,500,000.

     William G. Tobin, a member of our board of directors and audit committee, is a Managing Director and Chairman of the Defense and Aerospace practice of Korn/Ferry International, an executive search firm. The Company has contracted with Korn/Ferry to handle its search for a Chief Operations Officer. As of the date of this Form 10-Q filing, the Company has made installment payments to Korn/Ferry totaling approximately $146,000, including $94,000 paid in first quarter 2002.

         Edward N. Ney, a member of our board of directors and audit committee, is Chairman Emeritus of Young & Rubicam, an advertising firm for which he previously served as President and Chief Executive Officer. The Company has contracted with Burson-Marsteller, an affiliate company of Young & Rubicam, to manage its investor relations and public relations functions. As of the date of this Form 10-Q filing, the Company has made payments to Burson-Marsteller totaling approximately $145,000, including $82,000 paid in first quarter 2002.

         Frank A. Tasco, CEO, Marsh & McLennan Companies, serves on the Executive Investor Group of Veritas Capital Management, L.L.C. In fourth quarter 2001, the Company contracted with Marsh & McLennan to provide the majority of its insurance needs. The Company's annual premiums to be paid to Marsh & McLennan are expected to approximate $2 million. As of the date of this Form 10-Q filing, the Company has paid Marsh & McLennan approximately $1.5 million, including $1.3 million paid in first quarter 2002.

     CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions which affect the amounts reported in the financial statements and determine whether contingent assets and liabilities, if any, are disclosed in the financial statements. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to long-term contracts, product returns and warranty obligations, bad debts, inventories, the recoverability of goodwill and other intangible assets, fixed asset lives, income taxes, self-insurance reserves, pensions and other post-retirement benefits, environmental matters, litigation and other contingencies. The Company bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances, including current and expected economic conditions, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from the Company's estimates under different assumptions or conditions.

     The Company believes the following critical accounting policies, among others, affect its more significant estimates and assumptions used in the preparation of its consolidated financial statements:

     REVENUE RECOGNITION. The Company recognizes revenue and profit on substantially all of its contracts using the percentage-of-completion method of accounting, which relies on estimates of total expected contract revenues and costs. The Company follows this method since reasonably dependable estimates of the revenues and costs applicable to various stages of the contracts can be made. Recognized revenues and profit are subject to revisions as the projects progress to completion. Revisions to the Company's profit estimates are charged to income in the period in which the facts that give rise to the revisions become known. Although the Company makes provisions for losses on its contracts in its financial statements, it cannot provide assurance that such contract loss provisions, which are based on estimates, will be adequate to cover all future losses or that it will not be required to restate prior period quarterly or annual financial statements as the result of errors in its estimates.

     GOODWILL. The Company has a goodwill asset in the amount of $83.7 million at March 31, 2002 in its consolidated balance sheet. In connection with the adoption of SFAS 142, the Company is in the process of performing an impairment test of goodwill as of January 1, 2002. The process of evaluating goodwill for impairment involves the determination of the fair value of the Company's business units. Inherent in such fair value determinations are certain judgments and estimates, including the interpretation of current economic indicators and market valuations, and assumptions about the Company's strategic plans with regard to its operations. To the extent additional information arises or the Company's strategies change, it is possible that the Company's conclusions regarding goodwill impairment could change and result in a material effect on its financial position or results of operations.

     INVENTORY. The Company writes down its inventory for estimated obsolescence or unmarketable items in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

     INSURANCE. The Company records estimates for certain health and welfare and workers' compensation and casualty insurance costs that are partially self-insured programs. Should actual claims exceed the estimates or should medical costs in general increase beyond the estimates, reserves recorded may not be sufficient, and adverse effects on the consolidated financial statements could occur.

     CONTINGENCIES. As discussed in the Company's Prospectus dated February 26, 2002 filed with the Securities and Exchange Commission on February 27, 2002 pursuant to Rule 424(b)(1) of the Securities Act of 1933, the Company is involved in various legal actions arising in the normal course of its business, including a National Park Service investigation regarding the presence of residual radioactive materials and contamination at a uranium mine previously owned by a predecessor of one of the Company's subsidiaries. The outcomes of such legal actions are not expected, either individually or in the aggregate, to result in a material adverse effect on the Company's business, results of operations, or financial condition. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in the Company's assumptions related to these proceedings. The Company accrues its best estimate of the probable cost for the resolution of legal claims. Such estimates are developed in consultation with outside counsel handling these matters and are based upon a combination of litigation and settlement strategies. To the extent additional information arises or the Company's strategies change, it is possible that the Company's best estimate of its probable liability in these matters, if any, may change.

     The above listing is not intended to be a comprehensive list of all of the Company's accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgement of their application. There are also areas in which management's judgment in selecting an available alternative would not produce a materially different result. See the Company's audited financial statements and notes thereto contained in its Prospectus dated February 26, 2002 filed with the Securities and Exchange Commission on February 27, 2002 pursuant to Rule 424(b)(1) of the Securities Act of 1933 for a discussion of the Company's accounting policies and other disclosures required by accounting principles generally accepted in the United States.

     RECENT ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2002, the Company adopted the goodwill amortization provisions of FASB Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("SFAS 142"), under which the Company's goodwill is no longer being amortized and is instead subject to annual impairment tests using a new fair value based approach. The Company's other recorded intangible assets, which are immaterial with respect to its financial position and results of operations, continue to be amortized over their estimated useful lives.

     The Company is currently finalizing the allocation of its goodwill to its business units and evaluating the goodwill for any impairment. For impairment testing purposes, the Company is determining the value of its reporting units using a discounted cash flow model, a guideline company model, and a transaction model. If impairment is indicated, such impairment will be recorded as the cumulative effect of a change in accounting principle with effect from January 1, 2002. The Company has not yet determined the effects of this evaluation, if any, on its earnings and financial position.

     Effective January 1, 2002, the Company adopted FASB Statement of Financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale. The adoption of SFAS 144 did not have a material effect on the Company's consolidated operating results or financial position.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS ("SFAS 143"), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs and requires that the fair value of a liability for an asset retirement obligation be recorded in the period in which it is incurred. SFAS 143 will become effective for the Company in 2003, and management is currently evaluating the impact, if any, that SFAS 143 will have on its consolidated financial statements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to potential increases in interest rates on its variable rate debt under its new revolving credit and term loan agreement. The Company does not currently have interest rate swap agreements in place to mitigate this interest rate risk as it did with its previous variable rate debt.

     To illustrate the sensitivity of the Company's results of operations to changes in interest rates on its debt, the Company estimates that a 66% increase in LIBOR rates would increase its interest expense by approximately $1,000,000 for the year ended December 31, 2002. Likewise, a 66% decline in LIBOR rates would reduce its interest expense by approximately $600,000. This hypothetical change in LIBOR rates was calculated based on the fluctuation in LIBOR during 2001, which was the maximum LIBOR fluctuation in the last ten years, and as such, is not necessarily indicative of LIBOR fluctuations that may occur during the remainder of 2002. These estimates also assume a level of debt consistent with the March 31, 2002 level.

INTEGRATED DEFENSE TECHNOLOGIES, INC.
PART II. OTHER INFORMATION

Item 2: Changes in Securities and Use of Proceeds

     Pursuant to the Company's Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on December 19, 2001 and declared effective February 27, 2002, (Registration No. 333-75476), the Company commenced the initial public offering of 6,000,000 registered shares of common stock, par value per share $0.01, on February 27, 2002, at a price of $22.00 per share. In addition, selling stockholders sold an aggregate of 2,050,000 shares of the Company's common stock (which sale, together with the Company's sale of 6,000,000 shares, is referred to herein as the "Offering"). The Offering was completed on March 4, 2002, and all of the 8,050,000 shares were sold, generating net cash proceeds for the Company during first quarter 2002 of approximately $117,337,000 (net of underwriting commissions of $9,240,000 and other transaction fees totaling $5,423,000) and net proceeds to the selling shareholders of approximately $41,943,000. The managing underwriters for the Offering were Credit Suisse First Boston, Merrill Lynch & Co., CIBC World Markets Corp. and Credit Lyonnais Securities (USA) Inc.

     In connection with the Offering, the Company incurred approximately $9,240,000 in underwriting discounts and commissions, and approximately $6,127,000 in other related expenses, including $98,000 paid during fourth quarter 2001 and $606,000 to be paid in second quarter 2002. The Company received no proceeds from the sale of 2,050,000 shares by the selling stockholders.

     Included in the expenses of the offering were transaction advisory fees of $1,275,000 paid to affiliates of CIBC World Markets Corp. and Credit Lyonnais Securities (USA) Inc. and $1,500,000 paid to The Veritas Capital Fund, L.P. The Veritas Capital Fund, L.P. owns 86.4% of the membership interests in IDT Holding, L.L.C., owner of approximately 59.3% of the Company's issued and outstanding common stock.

     The Company used approximately $106,592,000 of its net proceeds from the Offering to repay all of its senior subordinated notes, its indebtedness then outstanding under a senior secured credit facility, and transaction fees associated with these repayments. As of the date of this Form 10-Q filing, the balance of the net proceeds from the Offering, approximately $8,000,000, has been retained by the Company to be used for working capital purposes. See "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q for further discussion.

Item 6: Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K

     On March 7, 2002, the Company filed a report on Form 8-K dated March 4, 2002 to report under Item 5 its initial public offering, its consummation of a new senior secured credit facility, and a further amendment of the Amended and Restated Limited Liability Company Operating Agreement of IDT Holding, L.L.C.

     On March 12, 2002, the Company filed an amendment to the March 7, 2002 Form 8-K filing to correct a typographical error.

                      INTEGRATED DEFENSE TECHNOLOGIES, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      INTEGRATED DEFENSE TECHNOLOGIES, INC.
                      -------------------------------------
                                  (Registrant)

By: /s/ Thomas J. Keenan                       By: /s/ John W. Wilhoite
    -------------------------------------          -----------------------------
    Thomas J. Keenan                               John W. Wilhoite
    President and Chief Executive Officer          Vice President of Finance and
    (Principal Executive Officer)                  Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)

Date: May 14, 2002                             Date: May 14, 2002