Form 10-Q
period 2002-06-30
INTEGRATED DEFENSE TECHNOLOGIES INC
filed 2002-08-13
CIK 1163461

================================================================================
                 	SECURITIES AND EXCHANGE COMMISSION
                      	      Washington, D.C. 20549

                             	     FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
				EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 2002 OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
				EXCHANGE ACT OF 1934

            	    For the transition period from _____ to _____

                           Commission file number 001-31235

			INTEGRATED DEFENSE TECHNOLOGIES, INC.
             -----------------------------------------------------------
        	(Exact name of registrant as specified in its charter)

    	     Delaware					 13-4027646
  -------------------------------      	   ------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

  110 Wynn Drive, Huntsville, Alabama			   35807
----------------------------------------	       --------------
(Address of principal executive offices)		 (Zip Code)

                                   (256) 895-2000
                           ------------------------------
                         	 (Telephone Number)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X   NO  ___

            Common stock, par value $.01 per share: 19,800,992 shares
                      outstanding as of August 13, 2002
================================================================================





                INTEGRATED DEFENSE TECHNOLOGIES, INC.
                              FORM 10-Q
                            June 30, 2002

                                INDEX

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Consolidated Balance Sheets as of  June 30, 2002 and
	December 31, 2001 (unaudited)              			2

Consolidated Statements of Operations for the quarters
	and six months ended June 30, 2002 and 2001 (unaudited)		3

Consolidated Statements of Cash Flows for the six months ended
  	June 30, 2002 and 2001 (unaudited)				4

Notes to Condensed Financial Statements					5 - 11

Item 2. Management's Discussion and Analysis of Financial
	   Condition and Results of Operations 			       	12 - 22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K				24


SIGNATURES                                                 	        25


CERTIFICATION                                             	        25



PART I. FINANCIAL INFORMATION
ITEM 1.

           INTEGRATED DEFENSE TECHNOLOGIES, INC.  AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
--------------------------------------------------------------------------------
                                                       JUNE 30,     DECEMBER 31,
                                                         2002           2001
--------------------------------------------------------------------------------
(In thousands except share and per share amounts)

ASSETS
Current assets:
  Cash                                                 $ 17,885        $  3,893
  Restricted cash                                     	    375             769
  Accounts receivable, net                              118,019         113,863
  Income tax receivable                                     647             ---
  Inventories, net                                       12,826          13,567
  Prepaid expenses and other current assets               3,021           2,028
  Deferred income taxes                                   6,437           6,645
--------------------------------------------------------------------------------
     Total current assets                               159,210         140,765
Property and equipment, net                              44,049          45,548
Goodwill, net                                            83,734          83,734
Other assets						  7,525           7,828
Deferred income taxes                                     1,320             ---
--------------------------------------------------------------------------------
     Total Assets                                      $295,838        $277,875
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Revolving credit loan                                $    ---        $  8,500
  Current portion of long-term debt                       4,950           9,164
  Accounts payable                                       15,921          14,802
  Accrued compensation                                    9,838           8,317
  Other accrued expenses                                  7,216          10,386
  Derivative liabilities                                    ---           5,568
  Income taxes payable                                      660             644
  Billings in excess of costs and earnings                7,505           8,743
--------------------------------------------------------------------------------
     Total current liabilities                           46,090          66,124
Long-term debt                                           78,813         153,561
Deferred income taxes                                       ---             245
Pension and other postretirement employee benefits        6,222           6,675
--------------------------------------------------------------------------------
     Total liabilities                                  131,125         226,605
--------------------------------------------------------------------------------
Contingencies (Note 11)                                     ---             ---
--------------------------------------------------------------------------------
Stockholders' equity:
  Preferred stock, $.01 par value per share,
     20,000,000 shares authorized, none issued
  Common stock, $.01 par value per share,
     200,000,000 shares authorized, 19,800,992
     issued at June 30, 2002 and  13,565,243
     issued at December 31, 2001                            198             136
  Additional paid-in capital                            170,970          54,434
  Accumulated other comprehensive loss                   (2,186)         (5,613)
  Retained earnings (deficit)                            (4,269)          2,313
--------------------------------------------------------------------------------
     Total stockholders' equity                         164,713          51,270
--------------------------------------------------------------------------------
     Total Liabilities and Stockholders' Equity        $295,838        $277,875
================================================================================

      The accompanying notes are an integral part of these consolidated
			   financial statements.



       INTEGRATED DEFENSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)

---------------------------------------------------------------------------------------------------------
 							QUARTER ENDED JUNE 30,	SIX MONTHS ENDED JUNE 30,
                                       			    2002    2001     	     2002        2001
---------------------------------------------------------------------------------------------------------
(In thousands except per share amounts)

Revenue                              			 $72,099   $62,618         $140,492    $121,393
Cost of revenue                                           49,768    44,713           98,046      85,310
---------------------------------------------------------------------------------------------------------
Gross profit                                              22,331    17,905           42,446      36,083

Selling, general and administrative expenses               9,772     9,225           19,740      17,850
Research and development and bid and proposal expenses     4,493     3,130            8,068       6,166
Amortization of debt issuance costs                          192       206              399         443
Amortization of patents and goodwill                           9     1,532               19       3,059
---------------------------------------------------------------------------------------------------------
Income from operations                                     7,865     3,812           14,220       8,565

Interest expense                                          (1,027)   (4,825)          (4,858)     (9,659)
Refinancing costs                                            ---       ---           (7,571)        ---
Other income                                                 231       ---              252         ---
---------------------------------------------------------------------------------------------------------
Income (loss) before income taxes and extraordinary loss   7,069    (1,013)           2,043      (1,094)

Income tax expense                                        (2,579)     (229)            (619)       (788)
---------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary loss                    4,490    (1,242)           1,424      (1,882)

Extraordinary loss on early extinguishment of debt
   (net of income tax benefit of $5,119)                     ---       ---           (8,006)        ---
---------------------------------------------------------------------------------------------------------
     Net income (loss)                                   $ 4,490   $(1,242)        $ (6,582)   $ (1,882)
=========================================================================================================

Basic income (loss) per share:
    Income (loss) before extraordinary loss                 $.23     $(.09)           $ .08       $(.14)
    Extraordinary loss                                       ---       ---             (.45)        ---
---------------------------------------------------------------------------------------------------------
     Net income (loss)                                      $.23     $(.09)           $(.37)      $(.14)
=========================================================================================================

Diluted income (loss) per share:
    Income (loss) before extraordinary loss                 $.21     $(.09)           $ .07       $(.14)
    Extraordinary loss                                       ---       ---             (.44)        ---
---------------------------------------------------------------------------------------------------------
     Net income (loss)                                      $.21     $(.09)           $(.37)      $(.14)
=========================================================================================================

Weighted-average shares outstanding - Basic               19,801    13,565           17,837      13,565
                                      Diluted             21,328    13,565           19,438      13,565
=========================================================================================================

      The accompanying notes are an integral part of these consolidated financial statements.




                    INTEGRATED DEFENSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Unaudited)

----------------------------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30,                     				   2002     	   2001
----------------------------------------------------------------------------------------------------
(In thousands)
OPERATING ACTIVITIES:
  Net loss                                   				$(  6,582)   	 $(1,882)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Depreciation expense                         			    5,393          5,243
    Amortization of debt issuance costs                                       399            443
    Amortization of goodwill and other intangible assets                      110          3,059
    Extraordinary loss on early extinguishment of debt, net                 8,006            ---
    Other refinancing costs                                                 7,571            ---
    Changes in current assets and liabilities:
      Restricted cash                                                         394          2,763
      Accounts receivable, net              			         (  4,315)        (8,324)
      Inventories, net                                                   (    144)         1,520
      Other current assets                                               (     71)         1,993
      Accounts payable                                                      1,665            700
      Billings in excess of costs and earnings			         (  1,238)        (4,128)
      Other current liabilities                       		         (  1,489)         2,184
----------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                           9,699          3,571
----------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                             (  3,740)        (1,653)
  Capitalization of internally developed software                        (    493)           ---
  Other                                                                  (    123)           (54)
----------------------------------------------------------------------------------------------------
        Net cash used in investing activities                            (  4,356)        (1,707)
----------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Proceeds from sale of common stock, net of issuance costs               116,688            ---
  Issuance of long-term debt                                               85,000            ---
  Repayment of long-term debt                                            (169,823)        (3,728)
  Payment of debt issuance and other refinancing costs                   ( 14,716)           ---
  Net borrowings (repayments) under revolving credit loans               (  8,500)         2,450
----------------------------------------------------------------------------------------------------
        Net cash provided by (used in) financing activities                 8,649         (1,278)
----------------------------------------------------------------------------------------------------
Net increase in cash                                                       13,992            586
Cash at beginning of period                                                 3,893          4,938
----------------------------------------------------------------------------------------------------
Cash at end of period                                                   $  17,885        $ 5,524
====================================================================================================

Supplemental disclosure of noncash financing activities:
  Unrealized loss on derivative financial instrument                    $(  2,833)       $(5,053)

      The accompanying notes are an integral part of these consolidated financial statements.




       INTEGRATED DEFENSE TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: BASIS OF PRESENTATION

      	The accompanying unaudited condensed consolidated financial statements of Integrated Defense Technologies, Inc. and subsidiaries (the "Company") have been prepared on substantially the same basis as the Company's annual consolidated financial statements and should be read in conjunction with the Company's Prospectus dated February 26, 2002 filed with the Securities and Exchange Commission on February 27, 2002 pursuant to Rule 424(b)(1) of the Securities Act of 1933. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The consolidated results for interim periods are not necessarily indicative of the results that may be expected for the full year. Certain prior year amounts have been reclassified to provide comparability with the current year presentation.

NOTE 2: REFINANCING

      	On February 27, 2002, the Company completed an initial public offering of 6,000,000 shares of common stock at $22 per share, generating net cash proceeds of $116,688,000. The majority of these proceeds were used for debt retirement and refinancing. Concurrent with the closing of the offering, the Company repaid the outstanding balances on its revolving credit and term loan agreement and its senior subordinated notes ($125,836,000 and $51,250,000, respectively) and replaced the previous revolving credit and term loan facility with a new facility provided by a syndicate of financial institutions. This new facility provides financing of up to $125,000,000, consisting of a $40,000,000 five-year revolving credit facility, a $40,000,000 five-year term loan, and a $45,000,000 six-year term loan. At June 30, 2002, the Company had outstanding borrowings of $83,763,000 under the facility, consisting of $38,875,000 under the five-year term loan and $44,888,000 under the six-year term loan. The current
      	interest rates on these loans are 4.105% and 4.355%, respectively. As of the date of this Form 10-Q filing, the Company has not utilized the revolving credit facility.

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

      	The revolving credit and term loan agreement contains certain financial covenants of the Company, including, among other things, limitations on capital expenditures, investments, and asset sales, and maintenance of certain financial ratios. The Company was in compliance with these covenants at June 30, 2002.

      	In connection with its early retirement and refinancing of its prior credit facility, the Company incurred one-time charges totaling $20,696,000, including prepayment penalties, write-offs of capitalized debt issuance costs, a write-off of the unamortized discount on the senior subordinated notes, and payments to terminate interest rate swap agreements associated with the debt. The swap termination payments totaled
      	$7,571,000 and are reflected as "Refinancing costs" in the Company's consolidated statement of operations for the six months ended June 30, 2002. The remaining charges are reflected, net of the associated tax benefit of $5,119,000, as an "Extraordinary loss on early extinguishment of debt" in that statement of operations.

      	The Company capitalized $4,589,000 of debt issuance costs associated with the new revolving credit and term loan agreement, consisting primarily of legal fees and a facility fee paid to the new lenders. These costs are being amortized on a straight-line basis over the six-year term of the
      	agreement. The unamortized balance at June 30, 2002 of $4,334,000 is included in "Other assets" in the Company's consolidated balance sheet as of that date.


NOTE 3: INVENTORIES

      	Inventories consist of the following:
   	------------------------------------------------------------------------
                                     			 JUNE 30,   DECEMBER 31,
                                        		   2002        2001
	------------------------------------------------------------------------
      	(In thousands)

      	Stock materials                                  $10,562      $15,034
      	Work-in-process                                    3,458        2,397
      	Finished goods                                       281          458
      	Contracts-in-progress                              5,870        3,126
	------------------------------------------------------------------------
                                                          20,171       21,015
      	Less reserve for excess and obsolescence   	   7,345        7,448
      	------------------------------------------------------------------------
          Inventories, net                               $12,826      $13,567
	========================================================================

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

NOTE 4: PROPERTY AND EQUIPMENT

     	Property   and   equipment,   net  includes   allowances   for
     	depreciation of $64,484,000 and $59,832,000 at June  30,  2002
      	and December 31, 2001, respectively.

NOTE 5: DERIVATIVE FINANCIAL INSTRUMENTS

      	The Company has from time to time used interest rate swap agreements to manage the risk associated with interest rate fluctuations on its variable rate debt. In October 2000, the Company entered into three such agreements with notional amounts of $25,000,000, $10,000,000, and $60,000,000, under
      	which the Company paid fixed interest rates ranging from 6.39% to 6.75% and received a variable LIBOR-based rate of interest from the holders of the agreements. The difference in the pay and receive rates of interest was charged or credited to interest expense as incurred. These swap agreements increased interest expense by $497,000 and $830,000 in the first six months of 2001 and 2002, respectively.

      	On January 1, 2001, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, ("SFAS 133") which establishes accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Upon adoption of SFAS 133, the Company's interest rate swaps were designated as highly effective cash flow hedges. Accordingly, the Company recognized a one-time transition adjustment to increase other comprehensive loss by $2,863,000 ($1,775,000 net of income tax benefit), the fair value of the interest rate swaps at January 1, 2001, representing the approximate cost to the Company of terminating the agreements as of that date. In accordance with SFAS 133, this transition adjustment was reflected as the cumulative effect of a change in accounting principle, net of income taxes, in the Company's other comprehensive loss for the six months ended June 30, 2001 (see Note 7). At June 30, 2001, the swap agreements had a fair value of $4,556,000 ($2,825,000 net of tax benefit), resulting in a component of other comprehensive loss for the first six months of 2001 of $1,693,000 ($1,050,000 net of
      	income tax benefit). The approximate cost to terminate the swaps at December 31, 2001 of $5,568,000 ($3,452,000 net of
      	tax benefit) is reflected as "Derivative liabilities" in the Company's consolidated balance sheet as of that date.

      	On March 4, 2002, in connection with its debt retirement and refinancing (see Note 2), the Company paid $7,571,000 to terminate its interest rate swaps. The after tax expense for the swap termination of $4,618,000, along with the after tax expense of $506,000 associated with payments made during the first quarter of 2002 prior to the termination, is reflected in the Company's consolidated statement of operations for the six months ended June 30, 2002.

      	The Company has not entered into interest rate swap agreements in conjunction with its new revolving credit and term loan facility.

      	There was no impact to earnings due to hedge ineffectiveness during the six month periods ended June 30, 2002 or 2001. The Company does not use derivative financial instruments for speculative or trading purposes.

NOTE 6: INCOME (LOSS) PER SHARE

      	Basic income or loss per share is computed using the weighted average number of common shares outstanding. Diluted income or loss per share is computed using the weighted average number of common and equivalent common shares outstanding. Common stock warrants are the Company's only common stock equivalent and are included in the calculation only if dilutive.

      	On February 5, 2002, the Company's Board of Directors approved a 198.6359 to 1 common stock split. All share and per share amounts for the quarter and six months ended June 30, 2001 have been restated to reflect this stock split.

      	On February 27, 2002, in connection with its initial public stock offering, the Company issued 6,000,000 additional shares of common stock and warrant holders converted outstanding warrants into 235,749 shares of Company common stock.

      	The computations of basic and diluted weighted-average shares outstanding for the quarters and six month periods ended June 30, 2002 and 2001 are as follows.

	-------------------------------------------------------------------------------------------------------------
	                                                        QUARTER ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
	                                                            2002      2001              2002        2001
	-------------------------------------------------------------------------------------------------------------
	Weighted-average shares outstanding -- basic            19,800,992   13,565,243      17,837,248   13,565,243
	Dilutive effect of warrants                              1,526,946          ---       1,601,187          ---
	-------------------------------------------------------------------------------------------------------------
	    Weighted-average shares outstanding -- diluted      21,327,938   13,565,243      19,438,435   13,565,243
	=============================================================================================================

        Anti-dilutive shares were 1,762,695 for the quarter and for the six months ended June 30, 2001.


NOTE 7: COMPREHENSIVE INCOME (LOSS)

      	Comprehensive income (loss) includes net income (loss) as well as all other nonowner changes in equity. The components of the Company's comprehensive income (loss) for the quarters and six month periods ended June 30, 2002 and 2001 are presented below, net of related income tax effects. See Note 5 for further information regarding the derivative financial
      	instruments used by the Company and the impact of those derivatives on the Company's consolidated financial position and results of operations.

	-------------------------------------------------------------------------------------------------------------
	         				                  QUARTER ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
	                                                              2002     2001             2002        2001
	-------------------------------------------------------------------------------------------------------------
	(In thousands)
	Net income (loss)                                           $4,490   $(1,242)         $(6,582)    $(1,882)
	Other comprehensive income (loss):
	  Cumulative effect of change in accounting principle
    	    with respect to derivative financial instruments           ---       ---              ---      (1,775)
  	  Unrealized gain (loss) on derivative financial instruments   ---       156           (1,672)     (1,358)
  	  Realized (gain) loss on derivative financial instruments
    	    charged to net income (loss)                               ---       311            5,124         308
  	  Minimum pension liability adjustment                         (46)      ---           (   25)        ---
	------------------------------------------------------------------------------------------------------------
	   Comprehensive income (loss)                              $4,444   $(  775)         $(3,155)    $(4,707)
	============================================================================================================


NOTE 8: SEGMENT INFORMATION

   	The Company's business consists of three operating segments: Electronic Combat Systems, Diagnostics & Power Systems, and Communications & Surveillance Systems. These reportable segments are defined primarily by their economic characteristics, the nature of their products and services, and by their class of customer.

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

      	The Company evaluates performance of the operating segments based on revenue and earnings before interest, taxes, depreciation, and amortization ("EBITDA"), calculated as income from operations plus depreciation and amortization. The accounting policies of the operating segments are consistent across segments and are the same as those used in preparation of the consolidated financial statements of the Company. (See Note 2 of Notes to Consolidated Financial Statements included in the Company's Prospectus dated February 26, 2002 filed with the Securities and Exchange Commission on February 27, 2002 pursuant to Rule 424(b)(1) of the Securities Act of 1933.) Sales among the operating segments are insignificant. With the exception of debt issuance cost amortization related to the Company's new revolving credit and term loan facility, the Company's corporate expenses are allocated in full to the segments on the basis of relative employment, revenue, and selected assets. Corporate assets and expenses are included in "All other" in the following tables.

      	The following table sets forth revenue and EBITDA by operating segment for the quarters and six month periods ended June 30, 2002 and 2001.

	---------------------------------------------------------------------------------------------------
	                          			 QUARTER ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
	                                                      2002    2001             2002       2001
	---------------------------------------------------------------------------------------------------
	(In thousands)
	REVENUES FROM UNAFFILIATED CUSTOMERS:
  	  Electronic Combat Systems                         $35,904   $30,911        $ 68,125   $ 61,661
  	  Diagnostics & Power Systems                        19,902    15,250          41,587     29,714
  	  Communications & Surveillance Systems              16,253    16,218          30,485     29,565
  	  All other                                              40       239             295        453
	---------------------------------------------------------------------------------------------------
	     Total                                          $72,099   $62,618        $140,492   $121,393
	===================================================================================================

	OTHER FINANCIAL INFORMATION:
	---------------------------------------------------------------------------------------------------
	EBITDA:
  	  Electronic Combat Systems                         $ 6,408   $ 6,391        $ 11,630   $ 13,228
  	  Diagnostics & Power Systems                         2,110     1,240           4,287      2,295
  	  Communications & Surveillance Systems               2,455       505           4,524      1,764
  	  All other                                            (134)       12            (318)        23
	---------------------------------------------------------------------------------------------------
  	     Total                                          $10,839   $ 8,148        $ 20,123   $ 17,310
	===================================================================================================

      	EBITDA is not a presentation made in accordance with accounting principles generally accepted in the United States, and as such, it should not be considered in isolation or as a substitute for net income (loss), cash flows from operating activities or other income or cash flow statement data prepared in accordance with accounting principles generally accepted in the United States or as a measure of profitability or liquidity. The Company monitors EBITDA by segment to determine each segment's ability to satisfy its debt service, capital expenditures and working capital requirements and because certain covenants in the Company's revolving credit and term loan facility are based upon similar measures. The Company's EBITDA is not necessarily comparable to other similarly titled captions used by other companies. A reconciliation of the Company's EBITDA to income (loss) before income taxes and extraordinary loss is presented in the table below.

      	RECONCILIATION OF EBITDA TO INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY LOSS:

	---------------------------------------------------------------------------------------------------
	                                                 QUARTER ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
	                                                     2002      2001            2002      2001
	---------------------------------------------------------------------------------------------------
	(In thousands)
 	 EBITDA                                           $10,839   $ 8,148         $20,123     $17,310
    	 Less: Depreciation and amortization expense        2,974     4,336           5,903       8,745
               Interest expense                             1,027     4,825           4,858       9,659
               Refinancing costs                              ---       ---           7,571         ---
      	 Add back other income                                231       ---             252         ---
	---------------------------------------------------------------------------------------------------
    	     Income (loss) before income taxes and
               extraordinary loss                         $ 7,069   $(1,013)        $ 2,043     $(1,094)
	===================================================================================================

      	The following table presents total assets for each of the Company's operating segments as of June 30, 2002 and December 31, 2001.

	-----------------------------------------------------------------------
                                    		       JUNE 30,    DECEMBER 31,
                                                         2002          2001
	-----------------------------------------------------------------------
	(In thousands)

	Total assets:
   	   Electronic Combat Systems                  $145,971       $156,896
           Diagnostics & Power Systems                  54,815         52,056
           Communications & Surveillance Systems        71,110         70,497
           All other                                    23,942         (1,574)
	-----------------------------------------------------------------------
	     Total              	              $295,838       $277,875
      	=======================================================================

      	The increase in "All other" assets (essentially corporate) is due primarily to the Company's first quarter 2002 refinancing activities (see Note 2). Corporate assets have been increased by the net cash generated from the Company's public offering, by cash generated from the Company's operations during the first six months of 2002, by capitalized debt issuance costs, and by an increase in deferred tax assets associated with the extraordinary loss and other refinancing costs incurred in first quarter 2002. Prior to the first quarter 2002 refinancing, capitalized debt issuance costs had been allocated to the segments on a similar basis as corporate expenses. The write-off of capitalized debt issuance costs associated with the debt that was retired in first quarter 2002 reduced the assets of Electronic Combat Systems, Diagnostics & Power Systems, and Communications & Surveillance Systems by $3,100,000, $600,000, and $1,300,000, respectively.

NOTE 9: GOODWILL AND OTHER INTANGIBLE ASSETS

        Effective January 1, 2002, the Company adopted the provisions of FASB Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), under which the Company's goodwill is no longer amortized and is instead subject to annual impairment tests using a new fair value based approach. The Company's other recorded intangible assets, which are immaterial with respect to its consolidated financial position and results of operations, continue to be amortized over their estimated useful lives.

        With the adoption of SFAS 142, on January 1, 2002, the Company ceased amortization of its goodwill. The following table presents the pro forma results of the Company for the quarters and six month periods ended June 30, 2002 and 2001 on a comparable basis:

	-------------------------------------------------------------------------------------------------------------
                           					QUARTER ENDED JUNE 30,	    SIX MONTHS ENDED JUNE 30,
                                   			            2002      2001               2002      2001
	-------------------------------------------------------------------------------------------------------------
     	(In thousands except per share amounts)

	 Reported income (loss) before extraordinary loss          $4,490   $(1,242)           $ 1,424   $(1,882)
   	 Add back:  Goodwill amortization, net of tax                 ---     1,258                ---     2,514
   	-------------------------------------------------------------------------------------------------------------
   	 Adjusted income before extraordinary loss                 $4,490   $    16            $ 1,424   $   632
   	=============================================================================================================

	 Reported net income (loss)                                $4,490   $(1,242)           $(6,582)  $(1,882)
   	 Add back:  Goodwill amortization, net of tax                 ---     1,258                ---     2,514
   	-------------------------------------------------------------------------------------------------------------
   	 Adjusted net income (loss)                                $4,490   $    16            $(6,582)  $   632
	=============================================================================================================

	Basic income (loss) per share:

	 Reported income (loss) before extraordinary loss            $.23     $(.09)             $ .08     $(.14)
   	 Goodwill amortization, net of tax                            ---       .09                ---       .19
   	-------------------------------------------------------------------------------------------------------------
         Adjusted income before extraordinary loss                   $.23     $ ---              $ .08     $ .05
	=============================================================================================================

	 Reported net income (loss)                                  $.23     $(.09)             $(.37)    $(.14)
       	 Goodwill amortization, net of tax                            ---       .09                ---       .19
   	-------------------------------------------------------------------------------------------------------------
         Adjusted net income (loss)                                  $.23     $ ---              $(.37)    $ .05
	=============================================================================================================

   	Diluted income (loss) per share:

       	 Reported income (loss) before extraordinary loss            $.21     $(.09)             $ .07     $(.14)
       	 Goodwill amortization, net of tax                            ---       .09                ---       .18
   	-------------------------------------------------------------------------------------------------------------
         Adjusted income before extraordinary loss                   $.21     $ ---              $ .07     $ .04
  	=============================================================================================================

      	 Reported net income (loss)                                  $.21     $(.09)             $(.37)    $(.14)
   	 Goodwill amortization, net of tax                            ---       .09                ---       .18
   	-------------------------------------------------------------------------------------------------------------
         Adjusted net income (loss)                                  $.21     $ ---              $(.37)    $ .04
	=============================================================================================================

     	For impairment testing purposes, the Company determined the value of its individual business units using a discounted cash flow model, a guideline company model, and a transaction model, and by observation of demonstrable fair values of
	comparable entities. The Company has determined that there is no impairment of its goodwill as of the January 1, 2002 implementation date of SFAS 142.


NOTE 10: RECENT ACCOUNTING PRONOUNCEMENTS

      	Effective January 1, 2002, the Company adopted FASB Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale. The adoption of SFAS 144 did not have a material effect on the Company's consolidated operating results or financial position.

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

NOTE 11: CONTINGENCIES

      	As further described in the Company's Prospectus dated February 26, 2002 filed with the Securities and Exchange Commission on February 27, 2002 pursuant to Rule 424(b)(1) of the Securities Act of 1933, the Company is involved in various legal actions arising in the normal course of its business, including a National Park Service investigation regarding the presence of residual radioactive materials and contamination at a uranium mine previously owned by a predecessor of one of the Company's subsidiaries. Although the ultimate costs of these matters cannot be predicted with certainty, the outcomes of such legal actions are not expected, either individually or in the aggregate, to result in a material adverse effect on the Company's business, results of operations, or financial condition. There were no material developments with respect to these matters during the first six months of 2002.








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

     The Company's contracts typically fall into two categories: cost-plus and fixed-price contracts. Contracts for research, engineering, prototypes, and repair and maintenance are typically cost-plus arrangements. Customer-funded research and development costs are typically included in the Company's contracts and booked as revenue and cost of revenue.

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

     The Company uses the percentage-of-completion method of accounting for fixed-price and cost-plus contracts and, therefore, matches revenue with the cost incurred on each unit produced at the time the Company recognizes its sale based on the estimate of gross profit margin the Company expects to receive over the life of the contract. The Company currently evaluates its estimates of gross margin on a monthly basis. In addition, the Company uses the cumulative catch-up method to recognize its changes in estimates of sales and gross margins during the period in which those changes are determined. The Company charges any anticipated losses on a contract to operations as soon as those losses are determined. The principal components of the Company's contract cost of revenue are materials, subcontractor costs, labor and overhead. The Company charges all of these costs to the respective contracts as incurred.

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

     The Company's results of operations, particularly its revenue and gross profits, and its cash flows may vary significantly from period to period depending upon the timing of delivery of finished products, the terms of contracts and the level of export sales. As a result, period-to-period comparisons may show substantial changes disproportionate to the Company's underlying business activity. Accordingly, the Company does not believe that its quarterly results of operations are necessarily indicative of results for future periods.

     FORWARD LOOKING STATEMENTS

     The information contained in this report, other than historical information, includes forward-looking statements, including in particular statements about plans, strategies and prospects under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." Words such as "may," "will," "expect," "anticipate," "believe," "estimate," "plan," "intend" and similar expressions in this report identify forward-looking statements. These forward-looking statements are based on current views with respect to future events and financial performance. Actual results could differ materially from those projected in the forward-looking statements.

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

     RESULTS OF OPERATIONS

     The   following   tables  summarize  the  Company's   operating
information as a percentage of revenue and its segment data for the quarters and six month periods ended June 30, 2002 and 2001:

-------------------------------------------------------------------------------------------------------------
                                                            QUARTER ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                                                2002     2001           2002       2001
-------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS AND OTHER FINANCIAL INFORMATION:
Revenue                                                        100.0%    100.0%         100.0%     100.0%
Cost of revenue                                                 69.0      71.4           69.8       70.3
-------------------------------------------------------------------------------------------------------------
    Gross profit                                                31.0      28.6           30.2       29.7

Selling, general and administrative expenses                    13.6      14.7           14.1       14.7
Research and development and bid and proposal expenses           6.2       5.0            5.7        5.1
Amortization  of patents, debt issuance costs and  goodwill       .3       2.8             .3        2.9
-------------------------------------------------------------------------------------------------------------
    Income from operations                                      10.9%      6.1%          10.1%       7.0%
=============================================================================================================
EBITDA (1)                                                      15.0%     13.0%          14.3%      14.3%
=============================================================================================================

OPERATIONS INFORMATION BY SEGMENT AND OTHER FINANCIAL INFORMATION:
(In millions)

Revenue:
  Electronic Combat Systems                                    $35.9     $30.9         $ 68.1     $ 61.7
  Diagnostics & Power Systems                                   19.9      15.3           41.6       29.7
  Communications & Surveillance Systems                         16.3      16.2           30.5       29.6
  Other                                                          ---        .2             .3         .4
-------------------------------------------------------------------------------------------------------------
    Total revenue                                              $72.1     $62.6         $140.5     $121.4
=============================================================================================================

Gross profit:
  Electronic Combat Systems                                    $12.1     $ 9.5          $22.2      $20.1
  Diagnostics & Power Systems                                    4.7       3.1            9.1        5.9
  Communications & Surveillance Systems                          5.5       5.1           11.0        9.8
  Other                                                          ---        .2             .1         .3
-------------------------------------------------------------------------------------------------------------
    Total gross profit                                         $22.3     $17.9          $42.4      $36.1
=============================================================================================================

EBITDA (1) :
  Electronic Combat Systems                                    $ 6.4      $6.4          $11.6      $13.2
  Diagnostics & Power Systems                                    2.1       1.2            4.3        2.3
  Communications & Surveillance Systems                          2.5        .5            4.5        1.8
  Other                                                          (.2)      ---            (.3)       ---
-------------------------------------------------------------------------------------------------------------
    Total EBITDA                                               $10.8      $8.1          $20.1      $17.3
=============================================================================================================

(1) The Company's EBITDA represents income from operations plus depreciation and amortization. EBITDA is not a presentation made in accordance with accounting principles generally accepted in the United States, and as such, it should not be considered in isolation or as a substitute for net income (loss), cash flows from operating activities or other income or cash flow statement data prepared in accordance with accounting principles generally accepted in the United States or as a measure of profitability or liquidity. The Company monitors EBITDA by segment to determine each segment's ability to satisfy its debt service, capital expenditure and working capital requirements and because certain covenants in the Company's revolving credit and term loan facility are based upon similar measures. The Company's EBITDA is not necessarily comparable to other similarly titled captions used by other companies.



     RESULTS OF OPERATIONS. In second quarter 2002, the Company earned net income of $4.5 million on revenues of $72.1 million, compared to a first quarter 2002 net loss of $11.1 million on revenues of $68.4 million and a second quarter 2001 net loss of $1.2 million on revenues of $62.6 million. For the first half of 2002, the Company incurred a net loss of $6.6 million on revenues of $140.5 million, compared to a first half 2001 net loss of $1.9 million on revenues of $121.4 million.

     On February 27, 2002, the Company completed an initial public offering of 6 million shares of common stock at $22 per share, generating net cash proceeds of approximately $116.7 million. The majority of these proceeds were used for debt retirement and refinancing. Concurrent with the closing of the offering, the Company repaid the outstanding balances on its revolving credit and term loan agreement and its senior subordinated notes, and replaced the previous revolving credit and term loan facility with a new facility provided by a syndicate of financial institutions. See "Liquidity and Capital Resources" following for further discussion of the debt refinancing, as well as of terms and covenants associated with the new revolving credit and term loan facility.

     The Company incurred charges related to its early debt retirement and refinancing totaling $20.7 million, including prepayment penalties, write-offs of capitalized debt issuance costs, a write-off of unamortized discount on its senior subordinated notes, and payments to terminate interest rate swaps associated with its revolving credit and term loan facility. The swap termination payments totaled approximately $7.6 million and are reflected as "Refinancing costs" in the Company's consolidated statement of operations for the first six months of 2002. The remaining costs are reflected, net of the associated tax benefit of $5.1 million, as an "Extraordinary loss on early extinguishment of debt" in the consolidated statement of operations for that period. The Company's net losses for the first quarter and first half of 2002 were primarily the result of these charges, which totaled approximately $12.6 million net of the associated tax benefits.

     PRO FORMA RESULTS OF OPERATIONS. Excluding the impact on earnings of these debt retirement and refinancing charges, the Company earned a pro forma net income in the first six months of 2002 of $6 million, compared to a net loss of $1.9 million in the same prior year period. Approximately $2.5 million of the improvement from the prior year period was the result of adoption of the goodwill amortization provisions of SFAS 142 effective January 1, 2002. (See Note 9 of Notes to Consolidated Financial Statements contained in this Form 10-Q.) The remainder of the improvement was due primarily to a 16% revenue increase and a decline in interest expense as the result of the Company's debt refinancing, partially offset by a 16% increase in operating expenses.

     REVENUE. Revenue for second quarter 2002 was $72.1 million, up 5% from the first quarter 2002 level and up 15% from the same prior year period. Year to date revenues are $140.5 million, up 16% from the first six months of 2001.

     The Company's Electronic Combat Systems segment earned revenues of $35.9 million in second quarter 2002, up 11% and 16%, respectively, from the first quarter 2002 and second quarter 2001 levels. Year to date revenues were $68.1 million, up 10% from the first half 2001 level. The increase in revenue from the prior year periods was primarily the result of strong bookings in fourth quarter 2001 and in the first half of 2002, including a large fourth quarter 2001 order from the U.S. Navy Fiber Optics Data Management System program. A delay in an order from the Air Force P4RC programs shifted revenues from the first quarter of 2002 into the current quarter.

     Revenues for the Company's Diagnostics & Power Systems segment were $19.9 million for the quarter, down 8% from the first quarter 2002 level but up 31% from the same prior year period. Year to date revenues were $41.6 million, up 40% from the first half 2001 level. The Diagnostics & Power Systems segment had a very strong first quarter due to strong fourth quarter 2001 orders for embedded diagnostics, additions to the scope of the Abrams Systems Technical Support program, and earlier than expected booking of the Common Support Function Module program. Revenues for this segment continue to be strong as the result of these programs and as a result of an early contract award for the 10th Year Power Supplies and Displays program. The decline in revenue from the first quarter 2002 level was due to lower revenue for embedded diagnostics programs.

     Revenues for the Company's Communications & Surveillance Systems segment were $16.3 million, flat with the same prior year period, but up 14% from the first quarter 2002 level. Year to date revenues were $30.5 million, up 3% from the first half 2001 level. Current year revenues have been less than expected due to the first quarter loss of a weather radar system booking in Turkey. However, bookings for the segment improved toward the end of the first quarter, and in second quarter the first phase of the segment's largest program was completed and shipped.

     GROSS PROFIT. The Company's gross profit for second quarter was $22.3 million, up from $20.1 million in first quarter 2002 and $17.9 million in second quarter 2001. The dollar increase in gross profit resulted primarily from the Company's increased revenues, primarily in its Electronic Combat Systems segment. As a percentage of revenue, gross profit for the quarter was 31%, up from 29.4% in first quarter 2002 and 28.6% in the same prior year period. Margin improvements were realized in all of the Company's operating segments, due primarily to improved program performance and to the Company's ongoing efforts to reduce costs.

     The Company's gross profit for first half 2002 was $42.4 million, up from $36.1 million in first half 2001, due to across the board revenue increases in the Company's operating segments. As a percentage of revenue, gross profit increased from 29.7% in first half 2001 to 30.2% in the current year period. The largest revenue increase from the prior year occurred in the Company's Diagnostics & Power Systems segment, which has a higher proportion of cost-plus business than the other segments. As such, its margins will generally be lower, and may limit improvement in the consolidated margin percentage in periods of increased Diagnostics revenue relative to total revenue. Other factors impacting first half 2002 margin included start-up production costs resulting from continued investment in the hybrid electric business and in the Sidecar program by Diagnostics & Power Systems, and temporary cost and volume issues in the Electronic Combat Systems segment. However, these negative factors were more than offset by the benefits resulting from the Company's periodic downsizing and continuing cost control efforts, primarily in its Communications & Surveillance Systems segment.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company's selling, general and administrative expenses for second quarter 2002 were $9.8 million, down 2% from the first quarter 2002 level and up 6% from the same prior year period. Expenses for first half 2002 were $19.7 million, up 11% from the first half 2001 level. The increase from prior year levels resulted primarily from additional administrative expenses associated with operating as a publicly-held company. Second quarter 2002 expenses were down from the first quarter 2002 level due primarily to cost reduction efforts in the Company's Communications & Surveillance Systems segment and to a reduction in the segment's commission expenses. Commission expenses are generally higher on international jobs and will vary from quarter to quarter with the mix of international revenues to total revenues.

     With respect to the Company's segments, Electronic Combat Systems' and Diagnostics & Power Systems' year to date expenses have increased by $1.9 million and $.6 million, respectively, while Communications & Surveillance Systems' expenses have declined by $1 million from the prior year period. The expense decline resulting from the segment's fourth quarter 2001 staff reductions and ongoing cost reductions efforts have served to offset additional corporate expenses, primarily public company expenses, allocated to the segment.

     As a percentage of revenue, selling, general, and administrative expenses continue to decline. Second quarter 2002 expenses were 13.6% of revenue, down from 14.6% in first quarter 2002 and 14.7% in second quarter 2001. Year to date expenses have declined from 14.7% in first half 2001 to 14.1% in the current year period. The Company has an aggressive cost-cutting plan which was put into effect in second quarter 2002, primarily related to its general and administrative expenses. Though the plan had little impact on second quarter expenses, it is anticipated that additional improvements will be realized in the second half of 2002.

     RESEARCH AND DEVELOPMENT AND BID AND PROPOSAL EXPENSES. The Company's research and development and bid and proposal expenses were $4.5 million for second quarter 2002, up 26% from the first quarter 2002 level and up 44% from the same prior year period. As a percentage of revenue, research and development and bid and proposal expenses were 6.2% for the quarter, up from 5.2% in first quarter 2002 and 5% in second quarter 2001. The expense increase in second quarter was due primarily to an acceleration of bid and proposal expenses of approximately $.6 million in an effort to win bookings on several large forthcoming projects. These expenses are expected to decline to more normal levels in the second half of the year as many of the major proposals have now been submitted. Research and development efforts also increased in the second quarter as programs were accelerated to support potential new products.

     Year to date research and development and bid and proposal expenses were $8.1 million, up 31% from the first half 2001 level. As a percentage of revenue, research and development and bid and proposal expenses increased from 5.1% in first half 2001 to 5.7% in the current year period. Electronic Combat Systems' and Diagnostics & Power Systems' expenses increased by $1.8 million and $.6 million, respectively, while Communications & Surveillance Systems' expenses declined by $.4 million from the prior year period. Cost containment achieved in this segment has served to offset the additional expenses associated with increased research and development and program proposal efforts.

     AMORTIZATION OF PATENTS, DEBT ISSUANCE COSTS AND GOODWILL. The Company's amortization expense, excluding amounts included in cost of revenue for amortization of its internally developed software, was $.2 million and $.4 million, respectively, in the second quarter and first half of 2002, significantly down from the prior year periods. The Company ceased amortization of its goodwill on January 1, 2002 in accordance with the provisions of SFAS 142. See Note 9 of Notes to Consolidated Financial Statements contained in this Form 10-Q for a pro forma presentation of second quarter and first half 2001 results of operations excluding goodwill amortization.

     INCOME FROM OPERATIONS. The Company's income from operations was $7.9 million or 10.9% of revenue for second quarter 2002, up from $6.4 million or 9.3% of revenue in first quarter 2002, and up from $3.8 million or 6.1% of revenue for second quarter 2001. Year to date, the Company's income from operations was $14.2 million or 10.1% of revenue, up from $8.6 million or 7% of revenue for first half 2001.

     Communications & Surveillance Systems' operating results improved from an operating loss of $.3 million in second quarter 2001 to an operating income of $2 million in second quarter 2002. Year to date, the segment's income from operations was $3.5 million, compared to breakeven results in first half 2001. The improvement from the prior year levels is due primarily to the positive results of the segment's downsizing and cost control efforts as well as to the lack of goodwill amortization expense in 2002.

     Diagnostics & Power Systems' operating income for the second quarter and first half of 2002 was $1.7 million and $3.4 million, respectively, up by approximately $1.3 million and $2.8 million, respectively, from the comparable prior year levels. Electronic Combat Systems' operating income for the second quarter and first half of 2002 was $4.6 million and $7.9 million, respectively, up by approximately $1.2 million and $.6 million, respectively, from the same prior year periods. The current year improvement in both segments' operating results was primarily the result of increased volume, improved gross margins, and lack of goodwill amortization in 2002, partially offset by the increased operating expenses described previously.

     INTEREST EXPENSE. The Company's interest expense for the second quarter and first half of 2002 was $1 million and $4.9 million, respectively, down $3.8 million and $4.8 million, respectively, from the comparable prior year levels. The interest expense decline is due primarily to the reduction in debt achieved through the Company's first quarter 2002 refinancing. In addition, average LIBOR rates have declined by approximately 2.7 points from the first half 2001 level.

     INCOME TAX EXPENSE. The Company recorded income tax expense of $2.6 million, or 36.5% of pretax income, in second quarter 2002 and an income tax benefit of $4.5 million (including extraordinary item), or 40.6% of pretax loss, year to date. In the second quarter and first half of 2001, the Company recorded income tax expense of $.2 million and $.8 million, respectively, on pretax losses of $1 million and $1.1 million, respectively. The Company's effective income tax rates exceeded the U.S. federal statutory rates in all periods due primarily to non-deductible expenses, including goodwill amortization in 2001.

     EBITDA.     The Company's EBITDA was $10.8 million, or  15%  of
revenue, for second quarter 2002, up from $9.3 million, or 14% of revenue, in first quarter 2002 and $8.1 million, or 13% of revenue, in second quarter 2001. Year to date, the Company's EBITDA was $20.1 million, up from $17.3 million for first half 2001. As a percentage of revenue, year to date EBITDA was flat with the prior year at 14%.

     Communications & Surveillance Systems' EBITDA for the second quarter and first half of 2002 was $2.5 million and $4.5 million, respectively, up $2 million and $2.8 million, respectively, from the comparable prior year periods. The improvement from the prior year levels is due primarily to the positive results of the segment's downsizing and cost control efforts.

     Diagnostics & Power Systems' EBITDA for the second quarter and first half of 2002 was $2.1 million and $4.3 million, respectively, up $.9 million and $2 million, respectively, from the comparable prior year periods. The current year improvement was primarily the result of increased volume and improved gross margins, partially offset by increased operating expenses.

     Electronic Combat Systems' EBITDA for the second quarter and first half of 2002 was $6.4 million and $11.6 million, respectively. The segment's second quarter EBITDA was flat with the comparable prior year period, while its first half EBITDA declined by $1.6 million from the first half of 2001 as the negative effects of the segment's increased operating expenses was only partially offset by its improved revenues and gross margin.

     LIQUIDITY AND CAPITAL RESOURCES

     In the first six months of 2002 the Company generated cash of $14 million, primarily from its operations and from the net proceeds of its initial public offering and debt refinancing, compared to a net cash generation of $.6 million in first six months of 2001. Cash provided by operations totaled $9.7 million in first half 2002, compared to $3.6 million in first half 2001.

     Capital expenditures in the first half of 2002 were $3.7 million, up $2.1 million from first half 2001. The Company's capital expenditures consist primarily of purchases of test equipment, office equipment and building and leasehold improvements. Due to the nature of the Company's business, capital expenditures have historically not been substantial. The Company expects that its total capital expenditures for 2002 will be within the range of $6 to $8 million.

     On February 27, 2002, the Company completed an initial public offering of 6 million shares of common stock at $22 per share, generating net cash proceeds of approximately $116.7 million. Concurrent with the closing of the offering, the Company repaid the outstanding balances on its revolving credit and term loan agreement and its senior subordinated notes ($125.8 million and $51.3 million, respectively) and replaced the previous revolving credit and term loan facility with a new facility provided by a syndicate of financial institutions. This new facility provides financing of up to $125 million, consisting of a $40 million five-year revolving credit facility, a $40 million five-year term loan, and a $45 million six-year term loan. Borrowings under the facility are secured by a pledge of substantially all of the Company's assets and bear interest at a base rate or LIBOR plus an applicable margin ranging from 2% to 2.75%. Available borrowings under the revolving credit facility are determined by the Company's borrowing base, as defined in the agreement, which is calculated based upon eligible accounts receivable and inventories. At June 30, 2002, the Company had outstanding borrowings of $83.8 million under the facility, consisting of $38.9 million under the five-year term loan and $44.9 million under the six-year term loan. The current interest rates on these loans are 4.105% and 4.355%, respectively. As of the date of this Form 10-Q filing, the Company has not utilized the revolving credit facility.

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

     The revolving credit and term loan agreement contains certain financial covenants of the Company including, among other things, limitations on capital expenditures, investments, and asset sales, and maintenance of certain financial ratios. The Company was in compliance with these covenants at June 30, 2002.

     Historically, the Company's primary source of liquidity has been cash provided by operations, derived from net income plus depreciation and amortization and plus or minus net investments in working capital from period to period. The Company's liquidity position is dependent on a number of factors, including the timing of production and delivery on sales contracts and the timing of billing and collection activity. Purchase of materials for production and payment for labor and overhead expenses can represent significant advance expenditures, and billing to and collection from customers can lag those expenditures significantly on some longer-term customer contracts. The Company's billing arrangements include
(a) monthly progress payments (typically on fixed-price contracts) in which customers are billed 80% of incurred cost plus general and administrative expenses but without profit, (b) monthly billing in full at cost incurred plus profit (typically on cost-plus contracts), (c) periodic milestone achievement-based billing at cost incurred plus profit, and (d) billing at final delivery at cost incurred plus profit. Fixed-price contracts, some milestone-based billing contracts, and bill-at-delivery contracts represent a significant required use of working capital for the Company that must be funded by operations or through external sources.

     The Company's liquidity and ability to generate cash improved significantly during second quarter 2002, and the Company anticipates continued improvement in its operating cash flows throughout the remainder of the year as the receivables built up in the first half of the year are collected and as the Company continues to focus on reducing its investment in unbilled receivables. Based on its current level of operations and anticipated growth, the Company believes that cash proceeds from the initial public offering and cash from operations and other available sources of liquidity, including borrowings under the new revolving credit and term loan facility, will be sufficient to fund its operations for at least the next two years. The Company does not anticipate any significant nonoperating events that will require the use of cash, other than potential acquisitions of companies which are a match for existing and potential products and business. Though the Company is continuously evaluating such opportunities, as of the date of this Form 10-Q filing, it does not have any definitive acquisition negotiations in process.

     BACKLOG

     The Company defines backlog as the value of contract awards received from customers which have not been recognized as sales. Funded backlog refers to contract awards for which the Company has received orders and the customer has obligated funds. Unfunded backlog consists of potential product orders relating to existing customer contracts that are the subject of customer options for additional products or potential orders under existing contracts that receive annual or incremental funding. A significant portion of sales are to prime contractors, the Department of Defense, and foreign governments pursuant to long-term contracts. Accordingly, the backlog consists in large part of orders under these contracts. As of June 30, 2002, funded backlog was $235.3 million and total backlog was $389 million. The Company generally expects to ship and recognize revenue on approximately 90% of the dollar value of its funded backlog within a twelve month period from a given point in time.

     The following depicts the Company's backlog of orders by business segment at June 30, 2002 and December 31, 2001:

---------------------------------------------------------------------------------------------
     					    	FUNDED                      UNFUNDED
                                      	JUNE 30,   DECEMBER 31,     JUNE 30,    DECEMBER 31,
                                          2002         2001           2002         2001
---------------------------------------------------------------------------------------------
(In millions)
Electronic Combat Systems                $131.9       $125.8         $147.3       $160.6
Diagnostics & Power Systems                61.9         51.7            3.7          1.5
Communications & Surveillance Systems      41.5         43.9            2.7          8.8
---------------------------------------------------------------------------------------------
  Total Backlog                          $235.3       $221.4         $153.7       $170.9
=============================================================================================


     While it is expected that a substantial portion of funded backlog will be converted to revenue during 2002, the Company cannot provide assurance that the backlog, both funded and unfunded, will become revenue in any particular period, if at all.

     The Company's second quarter and first half 2002 bookings were less than anticipated as approximately $15 million in bookings that were expected in late June were not received until July. Uncertain timing of bookings is typical in the industry in which the Company conducts business.

     RELATED PARTY TRANSACTIONS

     The Company pays Veritas Capital Management, L.L.C. ("Veritas") an annual management fee. Veritas controls our principal stockholder, IDT Holding, L.L.C. The Company paid $450,000 in management fees to Veritas in both first half 2001 and 2002. The Company was not indebted to its principal stockholder or to Veritas at June 30, 2002 or December 31, 2001. In addition, in connection with the Company's initial public offering on February 27, 2002, the Company paid a transaction advisory fee to The Veritas Capital Fund, L.P. in the amount of $1,500,000. Robert McKeon and Thomas Campbell, the Chairman and a member of the Board of Directors, respectively, are managing members of Veritas.

     William G. Tobin, a member of the Board of Directors and audit committee, is a Managing Director and Chairman of the Defense and Aerospace practice of Korn/Ferry International, an executive search firm. The Company has contracted with Korn/Ferry to handle its search for a Chief Operating Officer. During the six months ended June 30, 2002, the Company made installment payments to Korn/Ferry totaling approximately $146,000.

     Edward N. Ney, a member of the Board of Directors and audit committee, is Chairman Emeritus of Young & Rubicam, an advertising firm for which he previously served as President and Chief Executive Officer. The Company has contracted with Burson-Marsteller, an affiliate of Young & Rubicam, to manage its investor relations and public relations functions. During the six months ended June 30, 2002, the Company made payments to Burson-Marsteller totaling approximately $145,000.

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

     GOODWILL. The Company has in its June 30, 2002 consolidated balance sheet a goodwill asset in the amount of $83.7 million. In connection with the adoption of SFAS 142, the Company performs periodic impairment tests of its goodwill. The process of evaluating goodwill for impairment involves the determination of the fair value of the Company's business units. Inherent in such fair value determinations are certain judgments and estimates, including the interpretation of current economic indicators and market valuations, and assumptions about the Company's strategic plans with regard to its operations. To the extent additional information arises or the Company's strategies change, it is possible that the Company's conclusions regarding goodwill impairment could change and result in a material effect on its financial position or results of operations.

     INVENTORY. The Company writes down its inventory for estimated obsolescence or unmarketable items in an amount equal to the difference between the cost of inventory and its estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

     INSURANCE. The Company records cost estimates for certain health and welfare and workers' compensation and casualty insurance plans that are partially self-insured by the Company. Should actual claims exceed the estimates or should medical costs in general increase beyond the estimates, reserves recorded may not be sufficient and adverse effects on the consolidated financial statements could occur.

     CONTINGENCIES. As discussed in the Company's Prospectus dated February 26, 2002 filed with the Securities and Exchange Commission on February 27, 2002 pursuant to Rule 424(b)(1) of the Securities Act of 1933, the Company is involved in various legal actions arising in the normal course of its business, including a National Park Service investigation regarding the presence of residual radioactive materials and contamination at a uranium mine previously owned by a predecessor of one of the Company's subsidiaries. The outcomes of such legal actions are not expected, either individually or in the aggregate, to result in a material adverse effect on the Company's business, results of operations, or financial condition. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in the Company's assumptions related to these proceedings. The Company accrues its best estimate of the probable cost for the resolution of legal claims. Such estimates are developed in consultation with outside counsel handling these matters and are based upon a combination of litigation and settlement strategies. To the extent additional information arises or the Company's strategies change, it is possible that the Company's best estimate of its liability in these matters, if any, may change.

     The above listing is not intended to be a comprehensive list of all of the Company's accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment of their application. There are also areas in which management's judgment in selecting an available alternative would not produce a materially different result. See the Company's audited financial statements and notes thereto contained in its Prospectus dated February 26, 2002 filed with the Securities and Exchange Commission on February 27, 2002 pursuant to Rule 424(b)(1) of the Securities Act of 1933 for a discussion of the Company's accounting policies and other disclosures required by accounting principles generally accepted in the United States.

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

      For impairment testing purposes, the Company determined the value of its reporting units using a discounted cash flow model, a guideline company model, and a transaction model, and by observation of demonstrable fair values of comparable entities. The Company has determined that there is no impairment of its goodwill as of the January 1, 2002 implementation date of SFAS 142.

      Effective January 1, 2002, the Company adopted FASB Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale. The adoption of SFAS 144 did not have a material effect on the Company's consolidated operating results or financial position.

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

     To illustrate the sensitivity of the Company's results of operations to changes in interest rates on its debt, the Company estimates that a 66% increase in LIBOR rates would increase its interest expense by approximately $500,000 for the year ended
December 31, 2002. Likewise, a 66% decline in LIBOR rates would reduce its interest expense by approximately $300,000. This hypothetical change in LIBOR rates was calculated based on the fluctuation in LIBOR during 2001, which was the maximum LIBOR fluctuation in the last ten years, and as such, is not necessarily indicative of LIBOR fluctuations that may occur during the remainder of 2002. These estimates also assume a level of debt consistent with the June 30, 2002 level.


INTEGRATED DEFENSE TECHNOLOGIES, INC.
PART II. OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K


(b) Reports on Form 8-K

     On April 25, 2002, the Company filed a report on Form 8-K dated April 17, 2002 to report the following items under Item 9:

     -- the April 17 announcement of its earnings release date and investor conference call for the quarter ended March 31, 2002, and

     -- the April 25 announcement of its earnings results for the quarter ended March 31, 2002





                INTEGRATED DEFENSE TECHNOLOGIES, INC.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     INTEGRATED DEFENSE TECHNOLOGIES, INC.
               -------------------------------------------------
                                (Registrant)

By:   /s/ Thomas J. Keenan                   By:   /s/ John W. Wilhoite
      -------------------------------------        ---------------------------
      Thomas J. Keenan                             John W. Wilhoite
      President and Chief Executive Officer        Vice President of Finance
      (Principal Executive Officer)                and Chief Financial Officer
						   (Principal Financial and
                                                   Accounting Officer)

Date: August 13, 2002                        Date: August 13, 2002




                      CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Integrated Defense Technologies, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Thomas J. Keenan, President and Chief Executive Officer of the
Company, and John W. Wilhoite, Vice President of Finance and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  August 13, 2002             /s/ Thomas J. Keenan
                                   -------------------------------------
                                   Thomas J. Keenan
                                   President and Chief Executive Officer

Date:  August 13, 2002             /s/ John W. Wilhoite
                                   -------------------------------------
                                   John W. Wilhoite
                                   Vice President of Finance and
                                   Chief Financial Officer