Form 10-Q
period 2002-09-27
INTEGRATED DEFENSE TECHNOLOGIES INC
filed 2002-11-07
CIK 1163461

===============================================================================
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 27, 2002 OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _____ to _____

                    Commission file number 001-31235

                  Integrated Defense Technologies, Inc.
       -----------------------------------------------------------
         (Exact name of registrant as specified in its charter)

                Delaware                               13-4027646
   ---------------------------------      ------------------------------------
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)

    110 Wynn Drive, Huntsville, Alabama                 35805
  ----------------------------------------           -----------
  (Address of principal executive offices)            (Zip Code)

                             (256) 895-2000
                        ----------------------
                         (Telephone Number)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X   NO  ___

      Common stock, par value $.01 per share: 21,327,931 shares
                 outstanding as of November 7, 2002
===============================================================================




                INTEGRATED DEFENSE TECHNOLOGIES, INC.
                              FORM 10-Q
                         September 27, 2002

                                INDEX

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Consolidated Balance Sheets as of September 27, 2002 and
        December 31, 2001 (unaudited)                                   2

Consolidated Statements of Operations for the quarters
        and nine months ended September 27, 2002 and
        September 28, 2001 (unaudited)                                  3

Consolidated Statements of Cash Flows for the nine
        months ended September 27, 2002 and
        September 28, 2001 (unaudited)                                  4

Notes to Condensed Financial Statements                                 5 - 12

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                             13 - 24

Item 3. Quantitative and Qualitative Disclosures About
        Market Risk                                                     24

Item 4. Controls and Procedures                                         24


PART II. OTHER INFORMATION

Item 5: Other information                                               25

Item 6. Exhibits and Reports on Form 8-K                                25


SIGNATURES                                                              26


CERTIFICATIONS                                                          27





PART I. FINANCIAL INFORMATION
ITEM 1.
       INTEGRATED DEFENSE TECHNOLOGIES, INC.  AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                             (Unaudited)
--------------------------------------------------------------------------------
                                                  September 27,     December 31,
                                                     2002              2001
--------------------------------------------------------------------------------
(In thousands except share and per share amounts)

ASSETS

Current assets:
  Cash                                              $ 17,038         $  3,893
  Restricted cash                                        463              769
  Accounts receivable, net                           127,262          113,863
  Inventories, net                                    12,700           13,567
  Prepaid expenses and other current assets            3,358            2,028
  Deferred income taxes                                6,377            7,068
     Total current assets                            167,198          141,188
Property and equipment, net                           43,662           45,548
Goodwill, net                                         83,734           83,734
Other assets                                           7,676            7,828
--------------------------------------------------------------------------------
     Total Assets                                   $302,270         $278,298
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Revolving credit loan                             $    ---         $  8,500
  Current portion of long-term debt                    4,950            9,164
  Accounts payable                                    19,013           14,802
  Accrued compensation                                 8,425            8,317
  Other accrued expenses                              10,827           11,030
  Derivative liabilities                                 ---            7,326
  Billings in excess of costs and earnings             4,413            8,743
--------------------------------------------------------------------------------
     Total current liabilities                        47,628           67,882
Long-term debt                                        78,813          153,561
Pension and other postretirement employee benefits     6,583            6,675
--------------------------------------------------------------------------------
     Total liabilities                               133,024          228,118
--------------------------------------------------------------------------------
Contingencies (Note 11)                                  ---              ---
--------------------------------------------------------------------------------
Stockholders' equity:
  Preferred stock, $.01 par value per share,
    20,000,000 shares authorized, none issued
  Common stock, $.01 par value per share,
    200,000,000 shares authorized, 21,327,931
    issued at September 27, 2002 and  13,565,243
    issued at December 31, 2001                          213              136
  Additional paid-in capital                         170,955           54,434
  Accumulated other comprehensive loss                (2,267)          (6,703)
  Retained earnings                                      345            2,313
--------------------------------------------------------------------------------
     Total stockholders' equity                      169,246           50,180
--------------------------------------------------------------------------------
     Total Liabilities and Stockholders' Equity     $302,270         $278,298
================================================================================

  The accompanying notes are an integral part of these consolidated financial statements.



       INTEGRATED DEFENSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)

----------------------------------------------------------------------------------------------------------------------
                                                             Quarter ended                    Nine months ended
                                                       September 27,  September 28,     September 27,   September 28,
                                                            2002           2001             2002            2001
----------------------------------------------------------------------------------------------------------------------
(In thousands except per share amounts)

Revenue                                                   $75,723        $67,868          $216,215        $189,261
Cost of revenue                                            55,599         48,996           153,645         134,306
----------------------------------------------------------------------------------------------------------------------
Gross profit                                               20,124         18,872            62,570          54,955

Selling, general and administrative expenses                8,022          7,693            27,762          25,543
Research and development and bid and proposal expenses      3,294          3,620            11,362           9,786
Amortization of debt issuance costs                           192            203               591             646
Amortization of patents and goodwill                            9          1,774                28           4,833
----------------------------------------------------------------------------------------------------------------------
Income from operations                                      8,607          5,582            22,827          14,147

Interest expense                                             (958)        (5,224)           (5,808)        (14,883)
Refinancing costs                                             ---            ---            (7,571)            ---
Other income (expense) - net                                 (383)           277            (  139)            277
----------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes and extraordinary loss    7,266            635             9,309            (459)

Income tax expense                                         (2,652)          (506)           (3,271)         (1,294)
----------------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary loss                     4,614            129             6,038          (1,753)

Extraordinary loss on early extinguishment of debt
  (net of income tax benefit of $5,119)                       ---            ---            (8,006)            ---
----------------------------------------------------------------------------------------------------------------------
     Net income (loss)                                     $4,614           $129           $(1,968)        $(1,753)
======================================================================================================================

Basic income (loss) per share:
    Income (loss) before extraordinary loss                  $.23           $.01             $ .32           $(.13)
    Extraordinary loss                                        ---            ---              (.43)            ---
----------------------------------------------------------------------------------------------------------------------
     Net income (loss)                                       $.23           $.01             $(.11)          $(.13)
======================================================================================================================

Diluted income (loss) per share:
    Income (loss) before extraordinary loss                  $.22           $.01             $ .30           $(.13)
    Extraordinary loss                                        ---            ---              (.41)            ---
----------------------------------------------------------------------------------------------------------------------
     Net income (loss)                                       $.22           $.01             $(.11)          $(.13)
======================================================================================================================

Weighted-average shares outstanding - Basic                20,216         13,565            18,639          13,565
                                      Diluted              21,328         15,328            20,075          13,565
======================================================================================================================

            The accompanying notes are an integral part of these
                    consolidated financial statements.




                   INTEGRATED DEFENSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

----------------------------------------------------------------------------------------------------
Nine months ended                                                    September 27,    September 28,
                                                                         2002             2001
----------------------------------------------------------------------------------------------------
(In thousands)
OPERATING ACTIVITIES:
 Net loss                                                               $( 1,968)        $(1,753)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
   Depreciation expense                                                    8,004           7,957
   Amortization of debt issuance costs                                       591             646
   Amortization of goodwill and other intangible assets                      171           4,833
   Extraordinary loss on early extinguishment of debt, net                 8,006             ---
   Other refinancing costs                                                 7,571             ---
   Deferred income taxes                                                   3,026           1,012
   Changes in current assets and liabilities:
    Restricted cash                                                          305           2,821
    Accounts receivable, net                                             (13,558)        (15,018)
    Inventories, net                                                     (    56)            201
    Other current assets                                                 ( 1,204)          3,881
    Accounts payable                                                       4,757           3,013
    Billings in excess of costs and earnings                             ( 4,330)          4,425
    Other current liabilities                                                440          (9,174)
---------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                            11,755           2,844
---------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
 Purchases of property and equipment                                     ( 6,136)        ( 3,492)
 Capitalization of internally developed software                         (   865)            ---
 Other                                                                   (   253)        (    57)
---------------------------------------------------------------------------------------------------
    Net cash used in investing activities                                ( 7,254)        ( 3,549)
---------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
 Proceeds from sale of common stock, net of issuance costs               116,688             ---
 Issuance of long-term debt                                               85,000             ---
 Repayment of long-term debt                                            (169,823)        ( 5,592)
 Payment of debt issuance and other refinancing costs                   ( 14,721)            ---
 Net borrowings (repayments) under revolving credit loans               (  8,500)          2,450
---------------------------------------------------------------------------------------------------
    Net cash provided by (used in) financing activities                    8,644         ( 3,142)
---------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                           13,145         ( 3,847)
Cash at beginning of period                                                3,893           4,938
---------------------------------------------------------------------------------------------------
Cash at end of period                                                    $17,038         $ 1,091
===================================================================================================

Supplemental disclosure of noncash financing activities:
  Unrealized loss on derivative financial instrument                     $(2,833)        $(9,274)

            The accompanying notes are an integral part of these consolidated financial statements.




       INTEGRATED DEFENSE TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements of Integrated Defense Technologies, Inc. and subsidiaries (the "Company") have been prepared on substantially the same basis as the Company's annual consolidated financial statements and should be read in conjunction with the Company's Prospectus dated February 26, 2002 filed with the Securities and Exchange Commission on February 27, 2002 pursuant to Rule 424(b)(1) of the Securities Act of 1933. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The consolidated results for interim periods are not necessarily indicative of the results that may be expected for the full year. Certain prior period amounts have been reclassified to provide comparability with the current presentation.

NOTE 2: REFINANCING

        On February 27, 2002, the Company completed an initial public offering of 6,000,000 shares of common stock at $22 per share, generating net cash proceeds of $116,688,000. The majority of these proceeds were used for debt retirement and refinancing. Concurrent with the closing of the offering, the Company repaid the outstanding balances on its revolving credit and term loan agreement and its senior subordinated notes ($125,836,000 and $51,250,000, respectively) and replaced the previous revolving credit and term loan facility with a new facility provided by a syndicate of financial institutions. This new facility provided financing of up to $125,000,000, consisting of a $40,000,000 five-year revolving credit facility, a $40,000,000 five-year term loan, and a $45,000,000 six-year term loan. At September 27, 2002, the Company had outstanding borrowings of $83,763,000 under the facility, consisting of $38,875,000 under the five-year term loan and $44,888,000 under the six-year term loan. The current
        interest   rates  on  these  loans  are  4.007%  and   4.257%,
        respectively.

        On November 1, 2002, in connection with its acquisition of BAE SYSTEMS Advanced Systems Gaithersburg, Maryland operation (see
        Note 12), the Company amended and restated its revolving credit and term loan facility. The amendment increased the six-year term loan by $135,000,000, increased availability under the revolving credit facility by $5,000,000, and updated the
        financial  covenants  to  reflect  the  integration   of   the
        Gaithersburg operation into the Company.   As of the  date  of
        this Form 10-Q filing, the Company had outstanding borrowings of $225,025,000 under the facility, consisting of $37,750,000 under the five-year term loan, $179,775,000 under the six-year term loan, and $7,500,000 borrowed under the revolving credit
        facility.   The current interest rates on the additional  term
        loan borrowing and on the revolving credit facility are 5.39% and 4.39%, respectively.

        Borrowings under the amended facility are secured by a pledge of substantially all of the Company's assets and bear interest at a base rate or LIBOR plus an applicable margin ranging from 2% to 4%. Available borrowings under the revolving credit facility are determined by the Company's borrowing base, as defined in the agreement, which is calculated based upon eligible accounts receivable and inventories.

        The amended revolving credit and term loan agreement contains certain financial covenants of the Company, including, among other things, limitations on capital expenditures, investments, and asset sales, and maintenance of certain financial ratios. The Company was in compliance with these covenants as of the date of this Form 10-Q filing.

        In connection with the early retirement and refinancing of its prior credit facility in February 2002, the Company incurred one-time charges totaling $20,696,000, including prepayment penalties, write-offs of capitalized debt issuance costs, a write-off of the unamortized discount on the senior subordinated notes, and payments to terminate interest rate swap agreements associated with the debt. The swap termination payments totaled $7,571,000 and are reflected as "Refinancing costs" in the Company's consolidated statement of operations for the nine months ended September 27, 2002. The remaining charges are reflected, net of the associated tax benefit of $5,119,000, as an "Extraordinary loss on early extinguishment of debt" in that statement of operations.

        In February 2002, the Company capitalized $4,629,000 of debt issuance costs associated with the revolving credit and term loan agreement, consisting primarily of legal fees and a facility fee paid to the new lenders. These costs are being amortized on a straight-line basis over the six-year term of the agreement. The unamortized balance at September 27, 2002 of $4,182,000 is included in "Other assets" in the Company's consolidated balance sheet as of that date.

NOTE 3: INVENTORIES

        Inventories consist of the following:
        ----------------------------------------------------------------------
                                                 September 27,    December 31,
                                                     2002             2001
        ----------------------------------------------------------------------
        (In thousands)

        Stock materials                             $10,029        $15,034
        Work-in-process                              10,014          5,523
        Finished goods                                    9            458
        ----------------------------------------------------------------------
                                                     20,052         21,015
        Less reserve for excess and obsolescence      7,352          7,448
        ----------------------------------------------------------------------
          Inventories, net                          $12,700        $13,567
        ======================================================================

        Stock materials, work-in-process and finished goods are stated primarily at the lower of first-in, first-out ("FIFO") cost or market.

        Work-in-process and finished goods inventory consist primarily of electronic components for use in fulfilling current and future contracts.

NOTE 4: PROPERTY AND EQUIPMENT

        Property   and   equipment,   net  includes   allowances   for
        depreciation of $64,024,000 and $59,832,000 at September 27, 2002 and December 31, 2001, respectively.

NOTE 5: DERIVATIVE FINANCIAL INSTRUMENTS

        The Company has from time to time used interest rate swap agreements to manage the risk associated with interest rate fluctuations on its variable rate debt. In October 2000, the Company entered into three such agreements with notional amounts of $25,000,000, $10,000,000, and $60,000,000, under which the Company paid fixed interest rates ranging from 6.39% to 6.75% and received a variable LIBOR-based rate of interest from the holders of the agreements. The difference in the pay and receive rates of interest was charged or credited to interest expense as incurred. These swap agreements increased interest expense by $939,000 and $830,000 in the first nine months of 2001 and 2002, respectively.

        On January 1, 2001, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, ("SFAS 133") which establishes accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Upon adoption of SFAS 133, the Company's interest rate swaps
        were   designated  as  highly  effective  cash  flow   hedges.
        Accordingly, the Company recognized a one-time transition adjustment to increase other comprehensive loss by $2,863,000 ($1,775,000 net of income tax benefit), the fair value of the interest rate swaps at January 1, 2001, representing the approximate cost to the Company of terminating the agreements as of that date. In accordance with SFAS 133, this transition adjustment was reflected as the cumulative effect of a change in accounting principle, net of income taxes, in the Company's other comprehensive loss for the nine months ended September 27, 2001 (see Note 7). At September 28, 2001, the swap agreements had a fair value of $8,335,000 ($5,171,000 net of tax benefit), resulting in a component of other comprehensive loss for the first nine months of 2001 of $5,472,000 ($3,396,000 net of income tax benefit). The approximate cost to terminate the swaps at December 31, 2001 of $7,326,000 ($4,542,000 net of tax benefit) is reflected as "Derivative liabilities" in the Company's consolidated balance sheet as of that date.

        On March 4, 2002, in connection with its debt retirement and refinancing (see Note 2), the Company paid $7,571,000 to terminate its interest rate swaps. The after tax expense for the swap termination of $4,618,000, along with the after tax expense of $506,000 associated with payments made during the first quarter of 2002 prior to the termination, is reflected in the Company's consolidated statement of operations for the nine months ended September 27, 2002.

        There was no impact to earnings due to hedge ineffectiveness during the nine month periods ended September 27, 2002 or September 28, 2001. The Company does not use derivative financial instruments for speculative or trading purposes.

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

        On February 5, 2002, the Company's Board of Directors approved a 198.6359 to 1 common stock split. All share and per share amounts for the quarter and nine months ended September 28, 2001 have been restated to reflect this stock split.

        On February 27, 2002, in connection with its initial public stock offering, the Company issued 6,000,000 additional shares of common stock and warrant holders converted outstanding warrants into 235,749 shares of Company common stock. On September 6, 2002, warrant holders converted the remaining outstanding warrants into 1,526,939 shares of restricted common stock. The Company no longer has any common stock warrants outstanding.

        The computations of basic and diluted weighted-average shares outstanding for the quarters and nine month periods ended September 27, 2002 and September 28, 2001 are as follows.


--------------------------------------------------------------------------------
                            Quarter ended,              Nine months ended,
                     September 27,  September 28,  September 27,   September 28,
                         2002           2001           2002            2001
--------------------------------------------------------------------------------

Weighted-average shares
 outstanding -- basic     20,215,921  13,565,243     18,638,852     13,565,243
Dilutive effect
 of warrants               1,112,015   1,762,695      1,436,338            ---
--------------------------------------------------------------------------------
Weighted-average shares
 outstanding -- diluted   21,327,936  15,327,938     20,075,190     13,565,243
================================================================================


        Anti-dilutive shares were 1,762,695 for the nine months ended September 28, 2001.

NOTE 7: COMPREHENSIVE INCOME (LOSS)

        Comprehensive income (loss) includes net income (loss) as well as all other nonowner changes in equity. The components of the Company's comprehensive income (loss) for the quarters and nine month periods ended September 27, 2002 and September 28, 2001 are presented below, net of related income tax effects. See Note 5 for further information regarding the derivative financial instruments used by the Company and the impact of those derivatives on the Company's consolidated financial position and results of operations.

   ---------------------------------------------------------------------------------------------------------------
                                                             Quarter ended,               Nine months ended,
                                                       September 27,  September 28,   September 27,  September 28,
                                                            2002          2001            2002          2001
   ---------------------------------------------------------------------------------------------------------------
   (In thousands)

   Net income (loss)                                        $4,614          $129          $(1,968)     $(1,753)
   Other comprehensive income (loss):
     Cumulative effect of change in accounting principle
       with respect to derivative financial instruments        ---           ---              ---       (1,775)
     Unrealized loss on derivative financial instruments       ---        (2,620)            (582)      (3,978)
     Realized loss on derivative financial instruments
       charged to net income (loss)                            ---           274            5,124          582
     Minimum pension liability adjustment                      (81)          ---             (106)         ---
   ---------------------------------------------------------------------------------------------------------------
      Comprehensive income (loss)                           $4,533       $(2,217)          $2,468      $(6,924)
   ===============================================================================================================

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

        The following table sets forth revenue and EBITDA by operating
        segment  for  the  quarters  and  nine  month  periods   ended
        September 27, 2002 and September 28, 2001.

        --------------------------------------------------------------------------------------------------------
                                                             Quarter ended,              Nine months ended,
                                                      September 27,  September 28,  September 27,  September 28,
                                                           2002          2001           2002           2001
        --------------------------------------------------------------------------------------------------------
        (In thousands)
        REVENUES FROM UNAFFILIATED CUSTOMERS:
         Electronic Combat Systems                        $37,165       $30,199       $105,290        $ 91,860
         Diagnostics & Power Systems                       23,012        22,448         64,599          52,162
         Communications & Surveillance Systems             15,585        15,090         46,070          44,655
         All other                                            (39)          131            256             584
        --------------------------------------------------------------------------------------------------------
           Total                                          $75,723       $67,868       $216,215        $189,261
        ========================================================================================================

        OTHER FINANCIAL INFORMATION:
        --------------------------------------------------------------------------------------------------------
        EBITDA:
         Electronic Combat Systems                        $ 6,811       $ 5,399        $18,441         $18,627
         Diagnostics & Power Systems                        3,179         3,474          7,466           5,769
         Communications & Surveillance Systems              1,457         1,401          5,981           3,165
         All other                                             23            (1)          (295)             22
        --------------------------------------------------------------------------------------------------------
           Total                                          $11,470       $10,273        $31,593         $27,583
        ========================================================================================================

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

        RECONCILIATION OF EBITDA TO INCOME (LOSS)BEFORE INCOME TAXES AND EXTRAORDINARY LOSS:

        --------------------------------------------------------------------------------------------------------
                                                             Quarter ended,              Nine months ended,
                                                     September 27,  September 28,   September 27,  September 28,
                                                         2002            2001           2002          2001
        --------------------------------------------------------------------------------------------------------
        (In thousands)
           EBITDA                                       $11,470         $10,273        $31,593       $27,583
           Less:Depreciation and amortization
                   expense                                2,863           4,691          8,766        13,436
                Interest expense                            958           5,224          5,808        14,883
                Refinancing costs                           ---             ---          7,571           ---
                Other expense (income) - net                383            (277)           139          (277)
        --------------------------------------------------------------------------------------------------------
             Income (loss) before income taxes and
                extraordinary loss                      $ 7,266         $   635        $ 9,309       $  (459)
        ========================================================================================================

        The  following table presents total assets for each  of  the
        Company's  operating  segments as of September  27, 2002 and
        December  31,  2001.  The December 31, 2001  asset  balances have  been  reclassified  to  reflect  the  reallocation  of goodwill in accordance with SFAS 142.
        ----------------------------------------------------------------------
                                                September 27,    December 31,
                                                    2002            2001
        ----------------------------------------------------------------------
        (In thousands)

        Total assets:
          Electronic Combat Systems               $152,236         $151,748
          Diagnostics & Power Systems               57,644           51,373
          Communications & Surveillance Systems     58,575           58,452
          All other                                 33,815           16,725
        ----------------------------------------------------------------------
            Total                                 $302,270         $278,298
        ======================================================================

        The increase in "All other" assets (essentially corporate) is due primarily to the Company's first quarter 2002 refinancing activities (see Note 2). Corporate assets have been increased by the net cash generated from the Company's public offering, by cash generated from the Company's operations during the first nine months of 2002, by capitalized debt issuance costs, and by an increase in deferred tax assets associated with the extraordinary loss and other refinancing costs incurred in first quarter 2002. Prior to the first quarter 2002 refinancing, capitalized debt issuance costs had been allocated to the segments on a similar basis as corporate expenses. The write-off of capitalized debt issuance costs associated with the debt that was retired in first quarter 2002 reduced the assets of Electronic Combat Systems, Diagnostics & Power Systems, and Communications & Surveillance Systems by $3,100,000, $600,000, and $1,300,000, respectively.

        The increase in Diagnostics & Power Systems assets is due primarily to a $5,630,000 increase in the segment's accounts receivable, reflecting the growth in the segment's revenues.

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

        With the adoption of SFAS 142, on January 1, 2002, the Company ceased amortization of its goodwill. The following table presents the pro forma results of the Company for the quarters and nine month periods ended September 27, 2002 and September 28, 2001 on a comparable basis:

    -----------------------------------------------------------------------------------------------------------------
                                                                  Quarter ended,              Nine months ended,
                                                          September 27,  September 28,   September 27,  September 28,
                                                              2002           2001            2002           2001
    -----------------------------------------------------------------------------------------------------------------
     (In thousands except per share amounts)
     Reported income (loss) before extraordinary loss        $4,614        $  129            $6,038       $(1,753)

     Add back:  Goodwill amortization, net of tax               ---         1,448               ---         3,962
    -----------------------------------------------------------------------------------------------------------------
     Adjusted income before extraordinary loss               $4,614        $1,577            $6,038       $ 2,209
    =================================================================================================================

     Reported net income (loss)                              $4,614        $  129           $(1,968)      $(1,753)

     Add back:  Goodwill amortization, net of tax               ---         1,448               ---         3,962
    -----------------------------------------------------------------------------------------------------------------
     Adjusted net income (loss)                              $4,614        $1,577           $(1,968)      $ 2,209
    =================================================================================================================

    Basic income (loss) per share:

       Reported income (loss) before extraordinary loss        $.23          $.01             $ .32         $(.13)

       Goodwill amortization, net of tax                        ---           .11               ---           .29
    -----------------------------------------------------------------------------------------------------------------
          Adjusted income before extraordinary loss            $.23          $.12             $ .32         $ .16
    =================================================================================================================

       Reported net income (loss)                              $.23          $.01             $(.11)        $(.13)

       Goodwill amortization, net of tax                        ---           .11               ---           .29
    -----------------------------------------------------------------------------------------------------------------
          Adjusted net income (loss)                           $.23          $.12             $(.11)        $ .16
    =================================================================================================================

    Diluted income (loss) per share:

       Reported income (loss) before extraordinary loss        $.22          $.01             $ .30         $(.13)

       Goodwill amortization, net of tax                        ---           .09               ---           .27
    -----------------------------------------------------------------------------------------------------------------
           Adjusted income before extraordinary loss           $.22          $.10             $ .30         $ .14
    =================================================================================================================

       Reported net income (loss)                              $.22          $.01             $(.11)        $(.13)

       Goodwill amortization, net of tax                        ---           .09               ---           .27
    -----------------------------------------------------------------------------------------------------------------
           Adjusted net income (loss)                          $.22          $.10             $(.11)        $ .14
    =================================================================================================================

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


NOTE 11: CONTINGENCIES

        As further described in the Company's Prospectus dated February 26, 2002 filed with the Securities and Exchange Commission on February 27, 2002 pursuant to Rule 424(b)(1) of the Securities Act of 1933, the Company is involved in various legal actions arising in the normal course of its business, including a National Park Service investigation regarding the presence of residual radioactive materials and contamination at a uranium mine previously owned by a predecessor of one of the Company's subsidiaries. Although the ultimate costs of these matters cannot be predicted with certainty, the outcomes of such legal actions are not expected, either individually or in the aggregate, to result in a material adverse effect on the Company's business, results of operations, or financial condition. There were no material developments with respect to these matters during the first nine months of 2002.

NOTE 12:  SUBSEQUENT EVENT

        On November 1, 2002, Signia-IDT, Inc. (formerly known as IDT Acquisition Co.), a wholly-owned subsidiary of the Company, acquired substantially all of the assets and assumed certain of the liabilities of BAE SYSTEMS Advanced Systems Gaithersburg, Maryland operation for $146,000,000 in cash, $11,000,000 of which was taken from the Company's cash reserves and the remainder of which was financed through an add-on to the Company's revolving credit and term loan facility. See Note 2 of Notes to Financial Statements contained in this Form 10-Q for details of the Company's credit facility and a summary of the November 1, 2002 amendment.

        The acquisition will be accounted for using the purchase method and accordingly, the purchase price, including direct acquisition costs, will be allocated to the assets acquired, including identifiable intangible assets, and liabilities assumed based on their estimated fair values at the date of acquisition. Independent appraisals will be used to determine the estimated fair values of the assets acquired and the liabilities assumed, and any excess of cost over the fair value of the acquired net assets will be recorded as goodwill.

        The BAE SYSTEMS Gaithersburg operation (now known as "Signia-IDT") employs over 300 people and designs and manufactures high performance radio frequency surveillance equipment used in communications intelligence and signals intelligence applications. The operation will be integrated into the Company's Communications & Surveillance Systems segment in the fourth quarter of 2002.




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

     FORWARD LOOKING STATEMENTS

     The information contained in this report, other than historical information, includes forward-looking statements, including in particular statements about plans, strategies and prospects under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." Words such as "may," "will," "expect," "anticipate," "believe," "estimate," "plan," "intend" and similar expressions in this report identify forward-looking statements. These forward-looking statements are based on current views with respect to future events and financial performance of the Company and of Signia-IDT based, in part, on assumptions made by management or other persons believed by management to be reliable. Actual results could differ materially from those projected in the forward-looking statements. You should also refer to those factors disclosed under "Risk Factors" in the Company's Prospectus, dated February 26, 2002, filed with the Securities and Exchange Commission on February 27, 2002 pursuant to Rule 242(b)(1) of the Securities Act of 1933.

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

          o the potential development of new and competing technologies and the Company's ability to compete technologically

          o difficulties encountered in the integration of acquired businesses; and

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

     RECENT DEVELOPMENTS

     On September 23, 2002, the Company announced the appointment of John J. Sciuto as Chief Operating Officer of the corporation. In this newly-created position, Mr. Sciuto will have direct responsibility for the operations of all of the Company's operating segments. Mr. Sciuto was formerly the Chairman, President and Chief Executive Officer of Comptek Research Inc., a niche supplier of highly specialized electronic defense systems and services. He is a retired Naval Officer, with Bachelors degrees in Aviation Electronics and Corporate Finance.

     RESULTS OF OPERATIONS

     The following tables summarize the Company's operating information as a percentage of revenue and its segment data for the quarters and nine month periods ended September 27, 2002 and September 28, 2001:

-------------------------------------------------------------------------------------------------------------------
                                                                 Quarter ended              Nine months ended
                                                         September 27, September 28,   September 27,  September 28,
                                                              2002         2001            2002           2001
-------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS AND OTHER FINANCIAL INFORMATION:
Revenue                                                       100.0%       100.0%          100.0%         100.0%
Cost of revenue                                                73.4         72.2            71.1           71.0
-------------------------------------------------------------------------------------------------------------------
  Gross profit                                                 26.6         27.8            28.9           29.0

Selling, general and administrative expenses                   10.6         11.4            12.8           13.5
Research and development and bid and proposal expenses          4.3          5.3             5.2            5.1
Amortization of patents, debt issuance costs and goodwill        .3          2.9              .3            2.9
-------------------------------------------------------------------------------------------------------------------
   Income from operations                                      11.4%         8.2%           10.6%           7.5%
===================================================================================================================
EBITDA (1)                                                     15.1%        15.1%           14.6%          14.6%
===================================================================================================================

OPERATIONS INFORMATION BY SEGMENT AND OTHER FINANCIAL INFORMATION:
(In millions)

Revenue:
 Electronic Combat Systems                                    $37.1        $30.2          $105.3         $ 91.9
 Diagnostics & Power Systems                                   23.0         22.5            64.6           52.2
 Communications & Surveillance Systems                         15.6         15.1            46.1           44.6
 Other                                                          ---           .1              .2             .6
------------------------------------------------------------------------------------------------------------------
   Total revenue                                              $75.7        $67.9          $216.2         $189.3
==================================================================================================================

Gross profit:
 Electronic Combat Systems                                    $10.6        $ 9.6           $32.8          $29.7
 Diagnostics & Power Systems                                    5.3          5.2            14.5           11.2
 Communications & Surveillance Systems                          4.2          3.8            15.2           13.6
 Other                                                          ---           .3              .1             .5
------------------------------------------------------------------------------------------------------------------
   Total gross profit                                         $20.1        $18.9           $62.6          $55.0
==================================================================================================================

EBITDA (1) :
 Electronic Combat Systems                                    $ 6.8        $ 5.4           $18.4          $18.6
 Diagnostics & Power Systems                                    3.2          3.5             7.5            5.8
 Communications & Surveillance Systems                          1.5          1.4             6.0            3.2
 Other                                                          ---          ---             (.3)           ---
------------------------------------------------------------------------------------------------------------------
   Total EBITDA                                               $11.5        $10.3           $31.6          $27.6
==================================================================================================================

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


     RESULTS OF OPERATIONS. In third quarter 2002, the Company earned net income of $4.6 million on revenues of $75.7 million, compared to a second quarter 2002 net income of $4.5 million on revenues of $72.1 million and third quarter 2001 net income of $.1 million on revenues of $67.9 million. For the first nine months of 2002, the Company incurred a net loss of $2.0 million on revenues of $216.2 million, compared to a comparable prior year period net loss of $1.8 million on revenues of $189.3 million.

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

     The Company incurred charges related to its early debt retirement and refinancing totaling $20.7 million, including prepayment penalties, write-offs of capitalized debt issuance costs, a write-off of unamortized discount on its senior subordinated notes, and payments to terminate interest rate swaps associated with its revolving credit and term loan facility. The swap termination payments totaled approximately $7.6 million and are reflected as "Refinancing costs" in the Company's consolidated statement of operations for the first nine months of 2002. The remaining costs are reflected, net of the associated tax benefit of $5.1 million, as an "Extraordinary loss on early extinguishment of debt" in the consolidated statement of operations for that same period. The Company's net losses for the first quarter and first nine months of 2002 were primarily the result of these charges, which totaled approximately $12.6 million net of the associated tax benefits.

     PRO FORMA RESULTS OF OPERATIONS.     Excluding  the  impact  on
earnings of these debt retirement and refinancing charges, the Company earned a pro forma net income in the first nine months of 2002 of $10.7 million ($.53 per share), compared to a net loss of $1.8 million ($.13 per share) in the same prior year period. Approximately $4.8 million of the improvement from the prior year period was the result of adoption of the goodwill amortization provisions of SFAS 142 effective January 1, 2002. (See Note 9 of Notes to Consolidated Financial Statements contained in this Form 10-
Q.)   The  remainder of the improvement was due primarily to  a  14%
revenue increase and a $9.1 million decline in interest expense as the result of the Company's debt refinancing, partially offset by an 11% increase in operating expenses.

     REVENUE. Revenue for third quarter 2002 was $75.7 million, up 5% from the second quarter 2002 level and 12% from the same prior year period. Year to date revenues are $216.2 million, up 14% from the comparable prior year period.

     The Company's Electronic Combat Systems segment earned revenues of $37.2 million in third quarter 2002, up 4% and 23%, respectively, from the second quarter 2002 and third quarter 2001 levels. Year to date revenues were $105.3 million, up 15% from the same prior year period. The increase in revenue from the prior year periods was primarily the result of strong bookings in fourth quarter 2001 and in the first half of 2002, including a large fourth quarter 2001 order from the U.S. Navy Fiber Optics Data Management System program and several orders for the segment's airborne instrumentation pods under the Air Force P4 Refurbishment Contract (P4RC). Activity on the P4RC program began to accelerate in the third quarter as the planning and engineering phases were completed and production efforts were increased to meet the 2003 delivery schedule.

     Revenues for the Company's Diagnostics & Power Systems segment were $23.0 million for the quarter, up 16% and 3%, respectively, from the second quarter 2002 and the same prior year period levels. Year to date revenues were $64.6 million, up 24% from the comparable prior year period. Current year revenues for the Diagnostics & Power Systems segment have been strong due to strong fourth quarter 2001 orders for embedded diagnostics, additions to the scope of the
Abrams Systems Technical Support program, earlier than expected booking of the Common Support Function Module program, and an early contract award for the 10th Year Power Supplies and Displays program. First quarter 2002 revenues were high due to accelerated production on the embedded diagnostics orders received in fourth quarter 2001. Embedded diagnostics revenues declined consecutively in the second and third quarters as these projects began nearing completion. However, in the third quarter, this negative revenue impact was more than offset by revenues earned on the 10th Year Power Supplies and Displays program and on the hybrid electric High Mobility Multipurpose Wheeled Vehicle program.

     Revenues for the Company's Communications & Surveillance Systems segment were $15.6 million, down 4% from the second quarter 2002 level, but up 3% from the same prior year period. Year to date revenues were $46.1 million, up 3% from the comparable prior year period. Though up from the prior year level, current year revenues have been less than expected due to the first quarter loss of a weather radar system booking in Turkey. Second quarter revenues were strong due to the completion and shipment of the first phase of the segment's largest program.

     GROSS PROFIT.    The Company's gross profit for third  quarter
was $20.1 million, down from $22.3 million in second quarter 2002, but up from $18.9 million in third quarter 2001. The dollar increase in gross profit against the same prior year period resulted primarily from the Company's increased revenues, primarily in its Electronic Combat Systems segment. As a percentage of revenue, gross profit for the quarter was 26.6%, down from 31% in second quarter 2002 and 27.8% in the same prior year period. Third quarter 2002 margin was negatively impacted by the volume decline in the Company's Communications & Surveillance Systems segment and by low margin earned on start-up programs in the Diagnostics & Power Systems segment.

     The Company's gross profit for the first nine months of 2002 was $62.6 million, up from $55 million in the first nine months of 2001, due to across the board revenue increases in the Company's operating segments. As a percentage of revenue, gross profit was flat with the prior year level at approximately 29%. One of the largest revenue increases from the prior year occurred in the Company's Diagnostics & Power Systems segment, which has a higher proportion of cost-plus business than the other segments. As such, its margins will generally be lower, and may limit improvement in the consolidated margin percentage in periods of increased Diagnostics revenue relative to total revenue. Other factors impacting 2002 margins include start-up production costs resulting from continued investment in the hybrid electric business and in the Sidecar program by Diagnostics & Power Systems, and cost and volume issues in a portion of the Electronic Combat Systems segment.
However, these negative factors were offset by the benefits resulting from the Company's periodic downsizing and continuing cost control efforts, primarily in its Communications & Surveillance Systems segment.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company's selling, general and administrative expenses for third quarter 2002 were $8.0 million, down 18% from the second quarter 2002 level and up 4% from the same prior year period. Expenses for the first nine months of 2002 were $27.8 million, up 9% from the prior year to date level. The expense increases from the prior year levels have resulted primarily from additional administrative expenses associated with operating as a publicly-held company. These expenses may continue to increase, particularly in 2003, as the result of new corporate governance legislation and the increasing costs of compliance with new regulations, including but not limited to, increased legal and accounting fees and increasing costs of obtaining directors and officers liability insurance.

     In comparison to the second of quarter 2002, expenses have declined in all of the Company's operating segments as the result of ongoing cost reduction efforts and the timing of various selling efforts from quarter to quarter. The Company has an aggressive cost-cutting plan which was put into effect during second quarter 2002, primarily related to its general and administrative expenses. The most significant expense decline has occurred in the Electronic Combat Systems segment, where selling, general, and administrative expenses declined by $1.2 million, or 24%, from the second quarter level. This decline was primarily the result of second quarter reductions in force in a portion of the segment, the benefits of which began to accrue in the third quarter. Second quarter expenses for this segment were also inflated by the severance costs associated with these staff reductions.

     Selling, general, and administrative expenses also continue to decline as a percentage of the Company's revenue. Third quarter 2002 expenses were 10.6% of revenue, down from 13.6% in second quarter 2002 and 11.4% in third quarter 2001. Year to date expenses have declined from 13.5% of revenue in first nine months of 2001 to 12.8% in the current year period.

     RESEARCH AND DEVELOPMENT AND BID AND PROPOSAL EXPENSES. The Company's research and development and bid and proposal expenses were $3.3 million for third quarter 2002, down 27% from the second quarter 2002 level and 9% from the same prior year period. As a percentage of revenue, research and development and bid and proposal expenses were 4.3% for the quarter, down from 6.2% in second quarter 2002 and 5.3% in third quarter 2001. Second quarter 2002 expenses were inflated by an acceleration of bid and proposal expenses of approximately $.6 million in an effort to win bookings on several large forthcoming projects. These expenses have declined to more normal levels in the third quarter as many of the major proposals have now been submitted. Research and development efforts also increased in the second quarter as programs were accelerated to support potential new products.

     Year to date research and development and bid and proposal expenses were $11.4 million, up 16% from the same prior year period. However, as a percentage of revenue, research and development and bid and proposal expenses remain relatively flat with the prior period at 5.2%. Electronic Combat Systems' and Diagnostics & Power Systems' expenses increased by $1.9 million and $.6 million, respectively, due primarily to growth in these business segments and pursuit of some large project awards. Communications & Surveillance Systems' expenses declined by $.8 million from the prior year period. Cost containment achieved in this segment has served to offset the additional expenses associated with its increased research and development and program proposal efforts.

     AMORTIZATION OF PATENTS, DEBT ISSUANCE COSTS AND GOODWILL. The Company's amortization expense, excluding amounts included in cost of revenue for amortization of its internally developed software, was $.2 million and $.6 million, respectively, in the third quarter and first nine months of 2002, down significantly from the prior year levels. The Company ceased amortization of its goodwill on January 1, 2002 in accordance with the provisions of SFAS 142. See Note 9 of Notes to Consolidated Financial Statements contained in this Form 10-Q for a pro forma presentation of results of operations excluding goodwill amortization for the third quarter and first nine months of 2001.

     INCOME FROM OPERATIONS. The Company's income from operations was $8.6 million or 11.4% of revenue for third quarter 2002, up from $7.9 million or 10.9% of revenue in second quarter 2002 and $5.6 million or 8.2% of revenue in third quarter 2001. Year to date, the Company's income from operations was $22.8 million or 10.6% of revenue, up from $14.1 million or 7.5% of revenue for the same prior year period.

     Communications & Surveillance Systems had an operating income for the quarter of $1 million, down from $2 million in the second quarter, but up from $.4 million in the third quarter of 2001. Year to date, the segment's income from operations was $4.5 million, compared to $.4 million in the first nine months of 2001. The improvement  from  the  prior year levels is due  primarily  to  the positive results of the segment's downsizing and cost control efforts as well as to the lack of goodwill amortization expense in 2002. However, the segment's third quarter operating income was reduced versus second quarter 2002 as declining volume levels continue to pressure its gross margin.

     Diagnostics & Power Systems' operating income for the third quarter and first nine months of 2002 was $2.8 million and $6.2 million, respectively, up by approximately $.2 million and $3.0 million, respectively, over the comparable prior year levels. Electronic Combat Systems' operating income for the third quarter and first nine months of 2002 was $5.1 million and $13 million, respectively, up by approximately $2.7 million and $3.3 million, respectively, from the same prior year periods. The current year improvement in both segments' operating results was primarily the result of increased volumes and lack of goodwill amortization in 2002, partially offset by the increased operating expenses described previously. In comparison to the second quarter of 2002, third quarter operating income for Diagnostics & Power Systems and Electronic Combat Systems increased by $1.1 million and $.5 million, respectively. These increases were due primarily to the operating expense reductions achieved by these segments in the third quarter, as well as to their increased revenue levels.

     INTEREST EXPENSE. The Company's interest expense for the third quarter and first nine months of 2002 was $1 million and $5.8 million, respectively, down $4.3 million and $9.1 million, respectively, from the comparable prior year levels. The interest expense decline is due primarily to the reduction in debt achieved through the Company's first quarter 2002 refinancing. In addition, average LIBOR rates have declined by approximately 2.1 points from the comparable prior year level. The Company's interest expense can be expected to increase in the fourth quarter as the result of the additional debt incurred under its amended credit facility. (See "Liquidity and Capital Resources" following.) The Company estimates that the additional borrowings under the facility will increase its annual interest expense by approximately $9 million.

     INCOME TAX EXPENSE. The Company recorded income tax expense of $2.7 million, or 36.5% of pretax income, in third quarter 2002 and an income tax benefit of $1.8 million (including the income tax benefit related to its extraordinary loss), or 48.4% of pretax loss, year to date. In the third quarter and first nine months of 2001, the Company recorded income tax expense of $.5 million and $1.3 million, respectively, on pretax income (losses) of $.6 million and ($.5 million), respectively. The Company's effective income tax rates exceeded the U.S. federal statutory rates in all periods due primarily to non-deductible expenses, including goodwill amortization in 2001.

     EBITDA. The Company's EBITDA was $11.5 million for third quarter 2002, up from $10.8 million in second quarter 2002 and $10.3 million in third quarter 2001. As a percentage of revenue, third quarter EBITDA was basically flat with the second quarter 2002 and third quarter 2001 levels at 15.1%. Year to date, the Company's EBITDA was $31.6 million, up from $27.6 million in the comparable prior year period. However, as a percentage of revenue, year to date EBITDA also was flat with the prior year period at 14.6%.

     Communications & Surveillance Systems' EBITDA for the third quarter and first nine months of 2002 was $1.5 million and $6.0 million, respectively, compared to $1.4 million and $3.2 million, respectively, for the same prior year periods. As a percentage of revenue, the segment's year to date EBITDA has improved to 13%, up from 7.1% for the first nine months of 2001. This improvement is primarily the result of the segment's downsizing and cost control efforts.

     Diagnostics & Power Systems' EBITDA for the third quarter and first nine months of 2002 was $3.2 million and $7.5 million, respectively, compared to $3.5 million and $5.8 million, respectively, for the same prior year periods. As a percentage of revenue, the segment's year to date EBITDA is up slightly to 11.6%, compared to 11.1% for the first nine months of 2001. This improvement was primarily the result of increased volume, partially offset by increased operating expenses.

     Electronic Combat Systems' EBITDA for the third quarter and first nine months of 2002 was $6.8 million and $18.4 million, respectively, compared to $5.4 million and $18.6 million, respectively, for the comparable prior year periods. The segment's year to date EBITDA has also declined to 17.5% of revenue, down from 20.3% for the first nine months of 2001, as the negative effects of the segment's increased operating expenses have only been partially offset by its improved revenues.

     SUBSEQUENT EVENT. On November 1, 2002, Signia-IDT, Inc. (formerly known as IDT Acquisition Co.), a wholly-owned subsidiary of the Company, acquired substantially all of the assets and assumed certain of the liabilities of BAE SYSTEMS Advanced Systems Gaithersburg, Maryland operation for $146 million in cash, $11 million of which was taken from the Company's cash reserves and the remainder of which was financed through an add-on to the Company's revolving credit and term loan facility. See "Liquidity and Capital Resources" following for details of the Company's credit facility and a summary of the November 1, 2002 amendment.

     The acquisition will be accounted for using the purchase method and accordingly, the purchase price, including direct acquisition costs, will be allocated to the assets acquired, including identifiable intangible assets, and liabilities assumed based on their estimated fair values at the date of acquisition. Independent appraisals will be used to determine the estimated fair values of the assets acquired and the liabilities assumed, and any excess of cost over the fair value of the acquired net assets will be recorded as goodwill.

      The BAE SYSTEMS Gaithersburg operation (now known as "Signia-IDT") employs over 300 people and designs and manufactures high performance radio frequency surveillance equipment used in communications intelligence and signals intelligence applications. The operation will be integrated into the Company's Communications & Surveillance Systems segment in the fourth quarter of 2002.


     LIQUIDITY AND CAPITAL RESOURCES

     In the first nine months of 2002 the Company generated cash of $13.1 million, primarily from its operations and from the net proceeds of its initial public offering and debt refinancing, compared to a net cash use of $3.8 million in first nine months of 2001. Cash provided by operations totaled $11.8 million in the first nine months of 2002, compared to $2.8 million generated in the same prior year period.

     Capital expenditures in the first nine months of 2002 were $6.1 million, up $2.6 million from the comparable prior year period. The Company's capital expenditures consist primarily of purchases of test equipment, office equipment and building and leasehold improvements. Due to the nature of the Company's business, capital expenditures have historically not been substantial. The Company expects that its total capital expenditures for 2002, excluding those of Signia-IDT from the acquisition date forward, will be within the range of $7 to $8 million.

     On February 27, 2002, the Company completed an initial public offering of 6 million shares of common stock at $22 per share, generating net cash proceeds of approximately $116.7 million. Concurrent with the closing of the offering, the Company repaid the outstanding balances on its revolving credit and term loan agreement and its senior subordinated notes ($125.8 million and $51.3 million, respectively) and replaced the previous revolving credit and term loan facility with a new facility provided by a syndicate of financial institutions. This new facility provided financing of up to $125 million, consisting of a $40 million five-year revolving credit facility, a $40 million five-year term loan, and a $45 million six-year term loan. Borrowings under the facility were secured by a pledge of substantially all of the Company's assets and bore interest at a base rate or LIBOR plus an applicable margin ranging from 2% to 2.75%. Available borrowings under the revolving credit facility were determined by the Company's borrowing base, as defined in the agreement, which was calculated based upon eligible accounts receivable and inventories. At September 27, 2002, the
Company had outstanding borrowings of $83.8 million under the facility, consisting of $38.9 million under the five-year term loan and $44.9 million under the six-year term loan. The current interest rates on these loans are 4.007% and 4.257%, respectively.

     On November 1, 2002, in connection with its acquisition of Signia-IDT (see "Subsequent Event" preceding), the Company amended and restated its revolving credit and term loan facility. The amendment increased the six-year term loan by $135 million, increased availability under the revolving credit facility by $5 million, and updated the financial covenants in the agreement to reflect the integration of Signia-IDT into the Company's Communications & Surveillance Systems segment. As of the date of this Form 10-Q filing, the Company had outstanding borrowings of $225 million under the facility, consisting of $37.7 million under the five-year term loan, $179.8 million under the six-year term loan, and $7.5 million under the revolving credit facility. The current interest rates on the additional term loan borrowing and on the revolving credit facility are 5.39% and 4.39%, respectively.

     Borrowings under the amended facility are secured by a pledge of substantially all of the Company's assets and bear interest at a base rate or LIBOR plus an applicable margin ranging from 2% to 4%. Available borrowings under the revolving credit facility are determined by the Company's borrowing base, as defined in the agreement, which is calculated based upon eligible accounts receivable and inventories.

     The revolving credit and term loan agreement contains certain financial covenants of the Company, including, among other things, limitations on capital expenditures, investments, and asset sales, and maintenance of certain financial ratios. The Company was in compliance with these covenants as of the date of this Form 10-Q filing.

     In connection with the refinancing of its debt in February 2002, the Company paid approximately $10.1 million in refinancing costs, primarily for prepayment penalties and swap termination costs (see "Results of Operations" above) and capitalized $4.6 million of debt issuance costs associated with the new revolving credit and term loan agreement, consisting primarily of legal fees and a facility fee paid to the new lenders.

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

     The  Company's  liquidity  and ability  to  generate  cash  has improved during 2002, and the Company anticipates continued improvement in its operating cash flows as the receivables built up in the first nine months of the year are collected and as the
Company continues to focus on reducing its investment in unbilled receivables. Based on its current level of operations and anticipated growth, including that of the newly acquired Signia-IDT, the Company believes that cash proceeds from the initial public offering and cash from operations and other available sources of liquidity, including borrowings under the amended revolving credit and term loan facility, will be sufficient to fund its operations for at least the next two years. The Company does not anticipate any significant nonoperating events that will require the use of cash, other than potential acquisitions of companies which are a match for existing and potential products and business. Though the Company is continuously evaluating such opportunities, as of the date of this Form 10-Q filing, it does not have any definitive acquisition negotiations in process.

     The Company has contractual obligations to make future payments
under   its   amended  term  loan  agreement  and  under   long-term
noncancelable  lease  agreements.  The following  table  sets  forth these  contractual  obligations as of the date  of  this  Form  10-Q
filing.   These  numbers do not include any contractual  obligations under operating leases which may be assumed by Signia-IDT.
----------------------------------------------------------------------------
                                 Payments due by period
----------------------------------------------------------------------------
Contractual Obligation      2002     2003-2006    2007 and beyond      Total
----------------------------------------------------------------------------
(In millions)

Term loans                  $1.6       $41.0           $182.4         $225.0
Operating leases             1.3        16.4              2.5           20.2
----------------------------------------------------------------------------
  Total                     $2.9       $57.4           $184.9         $245.2
============================================================================

     The Company's term loan obligations for 2007 and beyond relate primarily to its six-year term loan, which must be paid in full by March 4, 2008. The Company may prepay any obligations under its revolving credit and term loan facility without penalty. In addition, the lenders under the facility may require prepayments from the proceeds of certain transactions, including sales of net assets, issuance of equity securities, insurance/condemnation settlements, and the reversion of surplus assets from pension plans, as well as from any excess cash flows, as defined in the agreement, generated by the Company during a fiscal year.

     The Company's noncancelable operating leases are primarily for office space and manufacturing equipment. Certain of these agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges.


     BACKLOG

     The Company defines backlog as the value of contract awards received from customers which have not been recognized as sales. Funded backlog refers to contract awards for which the Company has received orders and the customer has obligated funds. Unfunded backlog consists of potential product orders relating to existing customer contracts that are the subject of customer options for additional products or potential orders under existing contracts that receive annual or incremental funding. A significant portion of sales are to prime contractors, the Department of Defense, and foreign governments pursuant to long-term contracts. Accordingly, the backlog consists in large part of orders under these contracts. As of September 27, 2002, funded backlog was $233.1 million and total backlog was $383.8 million.

     The following depicts the Company's backlog of orders by business segment at September 27, 2002 and December 31, 2001:

--------------------------------------------------------------------------------------------------------
                                                        FUNDED                    UNFUNDED
                                             September 27,  December 31,  September 27,  December 31,
                                                 2002           2001          2002           2001
--------------------------------------------------------------------------------------------------------
 (In millions)
Electronic Combat Systems                       $135.9         $125.8         $131.1        $160.6
Diagnostics & Power Systems                       57.6           51.7           17.6           1.5
Communications & Surveillance Systems             39.6           43.9            2.0           8.8
--------------------------------------------------------------------------------------------------------
  Total Backlog                                 $233.1         $221.4         $150.7        $170.9
========================================================================================================

     While it is expected that a substantial portion of funded backlog will be converted to revenue during the next twelve months, the Company cannot provide assurance that the backlog, both funded and unfunded, will become revenue in any particular period, if at all. Uncertain timing of bookings and revenue recognition is typical in the industry in which the Company conducts business.

     RELATED PARTY TRANSACTIONS

     The Company pays Veritas Capital Management, L.L.C. ("Veritas") an annual management fee. Veritas controls the Company's principal stockholder, IDT Holding, L.L.C. The Company paid $675 thousand in management fees to Veritas in the first nine months of both 2001 and 2002. The Company was not indebted to its principal stockholder or to Veritas at September 27, 2002 or December 31, 2001. In addition, in connection with the Company's initial public offering on February 27, 2002, the Company paid a transaction advisory fee to The Veritas Capital Fund, L.P. in the amount of $1.5 million, and anticipates payment of a similar fee in the amount of $2.5 million in connection with the November 1st acquisition of Signia-IDT and related refinancing described previously in this Form 10-Q. Robert McKeon and Thomas Campbell, the Chairman and a member of the Board of Directors, respectively, are managing members of Veritas.

     William G. Tobin, a member of the Board of Directors and audit committee, is a Managing Director and Chairman of the Defense and Aerospace practice of Korn/Ferry International, an executive search firm. The Company contracted with Korn/Ferry to conduct its search for a Chief Operating Officer. During the nine months ended September 27, 2002, the Company made installment payments to Korn/Ferry totaling approximately $177 thousand.

     Edward N. Ney, a member of the Board of Directors and audit committee, is Chairman Emeritus of Young & Rubicam, an advertising firm for which he previously served as President and Chief Executive Officer. The Company has contracted with Burson-Marsteller, an affiliate of Young & Rubicam, to manage its investor relations functions. During the nine months ended September 27, 2002, the Company made payments to Burson-Marsteller totaling approximately $210 thousand.

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

     GOODWILL. The Company has in its September 27, 2002 consolidated balance sheet a goodwill asset in the amount of $83.7 million. In connection with the adoption of SFAS 142, the Company performs periodic impairment tests of its goodwill. The process of evaluating goodwill for impairment involves the determination of the fair value of the Company's business units. Inherent in such fair value determinations are certain judgments and estimates, including the interpretation of current economic indicators and market valuations, and assumptions about the Company's strategic plans with regard to its operations. To the extent additional information arises or the Company's strategies change, it is possible that the Company's conclusions regarding goodwill impairment could change and result in a material effect on its financial position or results of operations.

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


Item 3: Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to potential increases in interest rates on its variable rate debt under its revolving credit and term loan agreement. The Company does not currently have interest rate swap agreements in place to mitigate this interest rate risk as it did with its previous variable rate debt.

     To illustrate the sensitivity of the Company's results of operations to changes in interest rates on its debt, the Company estimates that a 66% increase in LIBOR rates would increase its interest expense by approximately $250,000 for the remainder of the year ended December 31, 2002. Likewise, a 66% decline in LIBOR rates would reduce its interest expense by approximately $150,000. This hypothetical change in LIBOR rates was calculated based on the fluctuation in LIBOR during 2001, which was the maximum LIBOR fluctuation in the last ten years, and as such, is not necessarily indicative of LIBOR fluctuations that may occur during the remainder of 2002. These estimates also assume a level of debt consistent with the September 27, 2002 level. The Company is currently evaluating the risk of potential increases in interest rates on the additional variable rate debt assumed under its amended revolving credit and term loan agreement and is considering alternatives to mitigate this risk.


Item 4: Controls and Procedures

Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days prior to the filing date of this quarterly report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to them by others within those entities, particularly during the period in which this quarterly report was prepared. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.



INTEGRATED DEFENSE TECHNOLOGIES, INC.
PART II. OTHER INFORMATION



Item 5: Other information

On November 1, 2002, Signia-IDT, Inc. (formerly known as IDT Acquisition Co.), a wholly-owned subsidiary of the Company, acquired substantially all of the assets and assumed certain of the liabilities of BAE SYSTEMS Advanced Systems Gaithersburg, Maryland operation for $146,000,000 in cash, $11,000,000 of which was taken from the Company's cash reserves and the remainder of which was financed through an add-on to the Company's revolving credit and term loan facility. See Note 2 of Notes to Financial Statements contained in this Form 10-Q for details of the Company's credit facility and a summary of the November 1, 2002 amendment.

The acquisition will be accounted for using the purchase method and accordingly, the purchase price, including direct acquisition costs, will be allocated to the assets acquired, including identifiable intangible assets, and liabilities assumed based on their estimated fair values at the date of acquisition. Independent appraisals will be used to determine the estimated fair values of the assets acquired and the liabilities assumed, and any excess of cost over the fair value of the acquired net assets will be recorded as goodwill.

The BAE SYSTEMS Gaithersburg operation (now known as "Signia-IDT") employs over 300 people and designs and manufactures high performance radio frequency surveillance equipment used in communications intelligence and signals intelligence applications. The operation will be integrated into the Company's Communications & Surveillance Systems segment in the fourth quarter of 2002.

The Company has engaged its independent accountants to perform an audit of Signia-IDT's financial statements for the years ended December 31, 2000 and 2001 and for the nine month period ended September 27, 2002. Once the audit is complete, the Company will file these audited financial statements, along with unaudited interim financial statements for the first nine months of 2001, pro forma income statements reflecting the impact of the acquisition as of the beginning of 2002, and a pro forma balance sheet reflecting the impact of the acquisition as of September 27, 2002, in a report on Form 8-K. This Form 8-K will be filed with the Securities and Exchange Commission no later than January 6, 2003.


Item 6: Exhibits and Reports on Form 8-K


(a)  Exhibits

     Exhibit 10.1 Asset Purchase Agreement by and among BAE SYSTEMS Aerospace Electronics Inc. as seller, IDT Acquisition Co. as buyer and Integrated Defense Technologies, Inc. as guarantor dated as of September 12, 2002 and amendment letter dated November 1, 2002

     Exhibit 10.2 Integrated Defense Technologies, Inc. Amended and Restated Credit Agreement dated as of October 31, 2002, among Integrated Defense Technologies, Inc. and Canadian Imperial Bank of Commerce, as administrative agent for itself and the lenders and other lenders named therein

(b)  Reports on Form 8-K

       1. On September 13, 2002, the Company filed a report on Form 8-K dated September 12, 2002 to report under Item 5 an agreement to purchase the Gaithersburg, Maryland operations of BAE SYSTEMS Aerospace Electronics Inc.

       2. On October 15, 2002, the Company filed a report on Form 8-K dated October 15, 2002 to report under Item 5 a revised outlook for the third and fourth quarters of 2002.




                INTEGRATED DEFENSE TECHNOLOGIES, INC.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                 INTEGRATED DEFENSE TECHNOLOGIES, INC.
                ---------------------------------------
                            (Registrant)

By:   /s/ Thomas J. Keenan                    By:   /s/ John W.Wilhoite
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

Date: November 7, 2002                        Date: November 7, 2002








                           CERTIFICATIONS


CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

I, Thomas J. Keenan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Integrated Defense Technologies, Inc. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 7, 2002                      /s/ Thomas J. Keenan
                                             --------------------------------
                                             Thomas J. Keenan
                                             President and Chief
                                             Executive Officer




CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

I, John W. Wilhoite, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Integrated Defense Technologies, Inc. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 7, 2002                 /s/ John W. Wilhoite
                                        ------------------------------
                                        John W. Wilhoite
                                        Vice President of Finance and
                                        Chief Financial Officer