Form 10-K
period 2002-12-31
INTEGRATED DEFENSE TECHNOLOGIES INC
filed 2003-03-28
CIK 1163461

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

             [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2002

                                      OR

          [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from       to

                     Commission file number 001-31235

                     INTEGRATED DEFENSE TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)

              Delaware                                  13-4027646
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

   110 Wynn Drive, Huntsville, Alabama                    35805
(Address of principal executive offices)               (Zip Code)

  Registrant's telephone number, including area code:  (256) 895-2000

  Securities registered pursuant to Section 12(b) of the Act:  None

  Securities registered pursuant to Section 12(g) of the Act:

               Common Stock, par value $0.01 per share
                          (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes  X   No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.  (   )

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes___ No X

   As of March 20, 2003, there were 21,327,931 shares of Integrated Defense Technologies, Inc. Common Stock $0.01 par value outstanding. The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $281,623,000, computed in reference to the closing sale price of such stock as reported by The New York Stock Exchange on June 28, 2002, assuming that all shares beneficially held by executive officers and members of the registrant's Board of Directors are shares owned by "affiliates," a status which each of the executive officers and directors individually disclaims.

                 DOCUMENTS INCORPORATED BY REFERENCE

 Documents                                      Form 10-K Reference
 ---------                                      -------------------

 Portions of the Annual Report to
   Stockholders for the year ended
   December 31, 2002                          Part I, Part II, Part IV

 Portions of the Company's Proxy Statement
   for the 2003 Annual Meeting of
   Stockholders                                      Part III

================================================================================

                             PART I

ITEM 1.   BUSINESS

Overview

  Integrated Defense Technologies, Inc. ("IDT" or "the Company") is a developer and provider of advanced electronics and technology products to the defense and intelligence industries. The Company's products are installed on or used in support of a broad array of military platforms in order to enhance their operational performance or extend their useful life. The Company supplies its products to a market that includes, in the United States alone, approximately 5,000 aircraft, 800 naval vessels, 20,000 combat vehicles, 100,000 transport vehicles, 400 missile systems and 60 combat training ranges. The Company's installed product base is found on major military platforms such as the F-16 and C-17 aircraft, the DDG-51 Destroyer and the Trident submarine, the M1 Abrams Main Battle Tank and the Light Armored Vehicle, the High Mobility Multi-purpose Wheeled Vehicle
("HMMWV"), the Bradley Fighting Vehicle, and the Patriot and Tomahawk missile systems. Most of the Company's products are vital components of systems that the Company believes are mission critical or mission essential to the DoD achieving its operational goals.

  The Company offers over 500 products that are incorporated into approximately 250 programs and which in turn are installed on or support over 275 platforms. No one product, program or platform accounted for more than 6% of the Company's revenue for the year ended December 31, 2002. At December 31, 2002, the Company employed approximately 547 engineers, which represented approximately 26% of its workforce. The Company's customers include all branches of the military, major domestic prime defense contractors (such as The Boeing Company, General
Dynamics, Lockheed Martin Corporation, Northrop Grumman Corporation, Raytheon Company and United Defense Industries, Inc.), foreign defense contractors, foreign governments and U.S. Government agencies. In 2002, the Company generated revenues of
$304.4 million and an operating income of $26.7 million. At December 31, 2002, the Company had a total backlog of $402.9 million, of which $285.8 million was funded.

  The Company's products can be categorized into the following families:

  Electronic   Combat  Systems.  These  products   optimize   the
performance and readiness of combat pilots, weapon systems, and military platforms and represented approximately 50.3% of the Company's 2002 revenues.

  Diagnostics  & Power Systems. These products enhance  vehicle performance and mobility, fuel efficiency, stealth capability and
survivability  and  represented  approximately   27.6%   of   the
Company's 2002 revenues.

  Communications & Surveillance Systems. These products are installed in systems that are capable of identifying friend or foe, jamming enemy communications systems, amplifying radio communications signals, executing self-destruct signals, and air and sea monitoring and represented approximately 22.0% of the Company's 2002 revenues.

Industry Overview

  Since the end of the Cold War, the role of the U.S. military has evolved due to the ongoing federal budget pressures and the need to meet a new set of strategic and tactical global threats. In response, the DoD has focused its resources on enhancing readiness and technological sophistication by incorporating advanced electronics to improve systems performance, reduce operating costs, and extend the life expectancy of both existing and future platforms. This ongoing transformation centers on developing the networked and improved information and command and control capabilities needed to significantly enhance coordinated joint forces operations. With the support of an advanced command, control, communications, computers, intelligence, surveillance and reconnaissance, or "C4ISR" common backbone, the U.S. will be prepared to respond rapidly and decisively to any conflict.

  Until the transformational forces that are on the drawing boards today are available in the next decade, the U.S. government must invest in maintaining the weapons it has while building the force of the future. The technical challenges and development schedules of these requirements, coupled with the demand for lighter, more capable systems for quick deployment, favor a company with agility, technical depth, proven record, and technical expertise. The Company has emphasized the technology and development of programs that are directed towards transforming capabilities while simultaneously growing supporting technologies. These supporting technologies are primarily in capabilities for training, simulation, and networked joint operations, which require extensive collaboration and situational awareness due to unprecedented volumes of critical battlespace information.

  The Company believes that the DoD will look to subsystem and niche suppliers, with strong technical capabilities and a critical mass of sophisticated products, like IDT, to assist in the development of critical advanced electronics initiatives. Since IDT derives its revenues predominantly from contracts with the DoD, intelligence agencies, large military contractors, and foreign governments, the funding of the Company's development and production programs is generally linked to trends in U.S. and international defense spending. The Bush Administration submitted to Congress a $399 billion FY 2004 defense budget that reflects a 21.3% increase over the last two years. In addition, the Administration proposes an increase of approximately 17% in defense spending between FY 2003 and FY 2009, representing an increase of approximately 22% above average Cold War levels.

Corporate History

  The  Company  is  the  product of the  acquisition  of  several
businesses   since  1998.  The  Company's  equity  sponsor,  The
Veritas Capital Fund, L.P., acquired PEI Electronics, Inc. ("PEI") in October 1998. PEI served as the Company's foundation in acquiring other businesses. In August 1999, the Company acquired the Sierra Research division of Sierra Technologies, Inc. and the Zeta division of Sierra Networks, Inc. In September 2000, the Company acquired Tech-Sym Corporation, retaining its Metric Systems Corporation subsidiary, its Continental Electronics division, and its Enterprise Electronics Corporation subsidiary, and concurrently sold two other subsidiaries of Tech-Sym Corporation to companies owned by The Veritas Capital Fund, L.P. In November 2002, the Company acquired the BAE SYSTEMS Advanced Systems Gaithersburg, Maryland operation, now known as Signia-IDT, Inc. ("Signia"). Concurrent with this acquisition, the Company's Zeta division was reorganized and combined with Signia.

  The Company's business presently consists of three operating segments: Electronic Combat Systems, Diagnostics & Power Systems, and Communications & Surveillance Systems. Metric and Sierra are included in the Company's Electronic Combat Systems segment, PEI comprises its Diagnostics & Power Systems segment, and Signia, Zeta, Enterprise and Continental are included in its Communications & Surveillance Systems segment.

Business Segments

  The Company's reportable segments are defined primarily by their economic characteristics, the nature of their products and services, and by their class of customer. Each is discussed in further detail below. As noted previously, the Company has been built upon significant acquisitions of business entities, including the acquisition of Tech-Sym on September 29, 2000. Since this business acquisition addressed two of the Company's three operating segments, the Company did not operate in each business segment in full in 2000. In addition, the Communications & Surveillance Systems segment includes only two months of Signia's results of operations in 2002. For additional information regarding the Company's business segments, including financial information for the three years ended December 31, 2002, see Management's Discussion and Analysis of Financial
Condition and Results of Operations and Note 15 of Notes to Consolidated Financial Statements contained in the Company's 2002 Annual Report to Stockholders, which is incorporated herein by reference.

  Electronic Combat Systems

  The  Electronic  Combat  Systems segment  designs,  integrates,
manufactures,  and  sells  electronics  and  avionics   equipment
primarily  to  the  U.S.  Government  for  military,  civil   and
governmental   uses,  and  designs,  manufactures  and   supports
advanced  test  and  evaluation  systems,  rangeless  air  combat
training   systems,  threat  simulation  equipment, and control
subsystems for both guided bombs and missile launching systems for the U.S. Department of Defense, major defense prime contractors and foreign government defense agencies.

  Electronic Combat Systems develops and provides air, ground and sea-based electronic systems to domestic and foreign armed forces. These systems optimize the performance and readiness of weapon systems, military platforms and crew members. The major Electronics Combat Systems product categories are air combat training, test and evaluation, shipboard and coastal electronics, airlift avionics and cargo delivery systems, and electromechanical products.

  Applications for the Electronics Combat Systems segment include zero-visibility remote formation flying, air and ground-based electronic training and simulation systems, fiber-optic-based data systems in naval applications and missile launch controls.

  The following table outlines applications and platforms for the Company's Electronic Combat Systems segment:

PRODUCT CATEGORIES            APPLICATIONS                   PLATFORMS
--------------------------------------------------------------------------------
o Air combat training,  o Air- and land-based      o In support of U.S. and NATO
  test and evaluation     RF-emitters, simulators    Apache helicopters; Halifax
                          and data collection        Class Frigates; EP-3E,
                          systems used to train      EA-6B, A/OA-10, C-130
                          air crew and evaluate      aircraft; and F-4, F-5,
                          electronic warfare         F-14, F-15, F-16, F/A-18,
                          countermeasures            F-22, Hawk, Tornado,
                                                     EF-2000, Mirage 2000 and
                                                     MIG-29 tactical fighter
                                                     aircraft

o Shipboard and coastal o Naval data               o Installed in DDG-51 Arleigh
  electronics             communications and         Burke Class Destroyers,
                          missile launching          LAMPS helicopters, CG-47
                          electronics and            Ticonderoga Class Cruisers,
                          coastal surveillance       various foreign vessels
                          radars                     and on foreign coastlines

o Airlift avionics and  o Avionics for aircraft    o Installed in C-17, C-130,
  cargo delivery          with auto pilot and        C-141, CN-235, C-295,
  systems                 auto throttle used to      C-212, DHC-5, KC-135 and
                          locate, identify,          MH-47 aircraft
                          communicate flight data
                          and maintain relative
                          positions in all
                          visibility conditions,
                          and cargo handling
                          roller and pallet systems
                          for cargo aircraft

o Electromechanical     o Combat vehicle, missile  o Installed in Light Armored
  products                launching and aircraft     Vehicle variants, M1
                          electromechanical          Abrams, Joint Surveillance
                          systems                    and Target Attack Radar
                                                     Systems Common Ground
                                                     Station vehicle and F/A-
                                                     18 aircraft


  Diagnostics & Power Systems

  The Diagnostics & Power Systems segment is a contractor primarily to the U.S. Government and foreign governments, and designs, manufactures and supports test equipment, vehicle electronics systems and energy management systems primarily for military combat vehicle applications.

  Diagnostics & Power Systems develops and provides diagnostics and power systems for vehicle and missile electronics and hybrid electric power systems. These products enhance vehicle readiness, performance and mobility, fuel efficiencies, stealth capability and survivability. The segment's major product categories are test equipment, power management, vehicle electronics, or vetronics, and embedded diagnostics systems.

  Applications for Diagnostics & Power Systems' products include portable and embedded equipment which diagnose critical electronic systems of platforms and battery-based power systems which increase vehicle electrical power while reducing fuel consumption. The segment's self-contained and highly reliable energy management equipment provides both the power for the mobility of the applicable vehicle and the specialized pulse conditioning necessary to operate complex laser weapon systems.

  The following table outlines the applications and platforms for the Diagnostics & Power Systems segment:

PRODUCT CATEGORIES            APPLICATIONS                   PLATFORMS
--------------------------------------------------------------------------------
o Test equipment        o Diagnostics systems       o In support of the M1
                          used for testing            Abrams variants, Bradley
                          electronic components of    variants, Light Armored
                          ground combat vehicles      Vehicle variants and
                          and strategic weapon        Minuteman III
                          systems                     Intercontinental
                                                      Ballistic  Missile fleet

o Power management      o Hybrid power system       o Installed in HMMWV and
                          (compact generator and      commercial delivery
                          battery pack) replacing     vehicles
                          an internal combustion
                          engine, achieving higher
                          fuel efficiency and
                          mobile power

o Vetronics             o Drive-by-wire, video      o Installed in the Grizzly
  (vehicle electronics)   distribution system,        Combat Engineers Vehicle,
                          display panels, power       M1 Abrams, Bradley
                          distribution and mine-      Fighting Vehicle and
                          clearing blade control,     MLRS Vehicle
                          and redesign of analog
                          electronics to resolve
                          obsolescence and provide
                          enhanced diagnostics

o Embedded diagnostics  o On-vehicle diagnostics    o Installed in the M1 Abrams
                          adding miniature modules
                          (sidecars) to existing
                          analog electrical boxes


  Communications & Surveillance Systems

  The Communications & Surveillance Systems segment designs and manufactures meteorological surveillance and analysis systems, more commonly known as Doppler weather radar systems, air and sea monitoring systems, advanced electronics systems, subsystems, components and radio frequency surveillance equipment for the defense, aerospace and communications industries for U.S. and foreign government agencies and commercial customers. The segment's major product categories include radio frequency transmitters, microwave subsystems, signal intelligence systems, and weather radar systems.

  Communications & Surveillance Systems' products are used in systems capable of identifying friendly aircraft, jamming enemy communications systems, amplifying radio communications signals and executing self-destruct signals. These products are used in radar systems, missile systems, satellite and space programs and surveillance systems.

  The following table outlines the applications and platforms for the Company's Communications & Surveillance Systems segment:

PRODUCT CATEGORIES            APPLICATIONS                   PLATFORMS
--------------------------------------------------------------------------------
o Radio frequency       o FM and high-power         o In support of national,
  transmitters            shortwave transmitters,     regional and foreign
                          Very Low Frequency          broadcast programming, the
                          submarine communications    U.S. submarine fleet
                          and UHF launch command      and U.S. missile launch
                          destruct transmitters       vehicles

o Microwave subsystems  o Standard and specialized  o In support of Global Hawk
                          Low Noise Oscillators,      UAV, Predator UAV, Duke
                          fast switching              Class Type 23 Frigate,
                          Synthesizers, Up and Down   Type 45 Air Defense
                          Frequency Converters and    Destroyer, F-16, F-22,
                          RF power amplifiers         Evolved Sea Sparrow,
                                                      Patriot and AMRAAM
                                                      missiles

o Signal intelligence   o Systems capable of        o Installed in EA-6B
  systems                 locating, intercepting      tactical electronic
                          and jamming                 warfare aircraft and
                          communication signals       various U.S. and
                                                      foreign government
                                                      intelligence collection
                                                      systems

o Weather radar         o Doppler weather radar     o In support of U.S. and
  systems                 used to monitor,            foreign military and
                          interpret and display       meteorological
                          weather data and            operations, TV broadcast
                          patterns                    programming, research
                                                      institutes and the
                                                      U.S. National Weather
                                                      Service

o Air and sea           o Hardware and software     o In support of U.S. and
  monitoring              products for                foreign meteorological
                          meteorological and          and hydrographic
                          hydrographic monitoring     monitoring government
                                                      data collection projects

Sales and Marketing

  The Company's marketing and business development activities are divided on a business segment or geographical basis with primary responsibility assigned to a single location. The Company's marketing strategy is a customer-based approach that takes advantage of interaction with the customer. This enables the Company's product teams to employ the feedback and guidance of customers on a real-time basis. The Company focuses on supporting and extending its current sole-source contract relationships. The Company integrates sales and marketing with its research and development activities. Together, these teams assess the product's life-cycle and anticipate future applications for the Company's current technologies. The Company continuously analyzes the defense and intelligence markets to anticipate the needs of its existing customers.

  In addition to its internal business development staff, the Company retains sales representatives in the geographical markets it serves. This structure provides the Company with an efficient, cost effective and responsive sales force in the non-military marketplace. Wherever possible, the Company uses sales representatives that also provide local content to foster close customer relationships and, in many cases, to meet local content requirements of the target market. The Company's sales representatives are paid solely on a commission basis and only upon successful contract conclusion.

   The Company believes that a high level of customer support  is
important  to  the  sale of its products and services.   Customer
support includes pre-installation guidance, customer training, on-site installation, and technical support services in addition to
consultative   professional  services.    The   Company   employs
engineers   and   technical  specialists  to   provide   customer
assistance, maintenance, and training.

Research and Development

  The Company devotes a substantial portion of its resources to developing new products and enhancing existing products. During the years ended December 31, 2000, 2001, and 2002, the Company's internally funded research and development costs charged to expense totaled $7.0 million, $6.1 million, and $6.5 million, respectively.

  Research and development performed both at the Company's expense and under development contracts with customers is an important element in the success of the Company's business. As of December 31, 2002, the Company employed approximately 547 engineers.

  The Company views its expertise in developing proprietary technology and applying this technology to advanced electronic systems as a core competency. The Company's engineers work closely with its marketing and business development groups to identify enhancements or complementary product features required to capitalize on opportunities in high growth areas.

  After the Company develops internally funded proprietary technologies, its customers typically fund the application of these technologies to meet their specific requirements. The Company leverages its existing technologies and its significant research and development efforts across business segments, employing an exchange of ideas focused on the best practices among its existing technologies to create new systems and pursue new markets. This approach has permitted the Company to establish a reputation for technological excellence and to develop long-term relationships with a wide variety of customers in various defense and intelligence related markets.

Customers and Backlog

  The Company's customers are typically prime contractors and subcontractors on projects where the U.S. Government, typically the DoD, is the end-user. In addition, the Company has relationships with many foreign governments. The Company's customers include all of the U.S. military services, major domestic prime defense contractors such as The Boeing Company, General Dynamics, Lockheed Martin Corporation, Northrop Grumman Corporation, Raytheon Company and United Defense Industries, Inc., foreign defense contractors, and a number of governments and militaries of foreign countries. For the years ended December 31, 2000, 2001, and 2002, direct and indirect sales to the U.S. Government provided approximately 84%, 77%, and 84%, respectively, of the Company's total revenues for those periods, with the remainder of its revenues comprised of sales to foreign governments and non-defense-related customers. Direct sales to the U.S. Government totaled approximately $107.2 million (59% of revenue), $160.8 million (61% of revenue) and $165.7 million (54% of revenue) in 2000, 2001 and 2002, respectively. These revenues are attributed primarily to the Electronic Combat Systems and Diagnostics & Power Systems segments. The U.S. Government was the only customer accounting for more than 10% of the Company's consolidated revenue in any of these three years.

  As of December 31, 2002, the Company had approximately 250 active contracts representing a total backlog of $402.9 million, $285.8 million of which was funded. (See "Backlog" in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 2002 Annual Report to Stockholders, which is incorporated herein by reference, for further details of the Company's backlog, including backlog by business segment at December 31, 2000, 2001, and 2002.)

Suppliers and Materials

  The Company's in-house manufacturing primarily consists of assembly of purchased parts. Accordingly, the Company does not use significant amounts of raw materials. The Company purchases manufactured component parts for its assemblies from various independent suppliers. These parts are not normally purchased under long-term contracts unless a long-term sales contract with one of the Company's customers requires it. The Company is not dependent on any one supplier and maintains back-up suppliers for all critical components. However, any delay in the Company's suppliers' abilities to obtain necessary parts may affect its ability to meet customer production needs.

Export Sales

  There are two principal contracting methods used for export sales, Direct Foreign Sales ("DFS") and the U.S. Government's Foreign Military Sales ("FMS"). In a DFS transaction, the contractor sells directly to the foreign country and assumes all risks in the transaction. In an FMS transaction, the sale is funded for, contracted by and made to the U.S. Government, which in turn sells the product to the foreign country. Licenses are required from U.S. Government agencies for DFS exports of many of the Company's products. In addition, the U.S. Government prohibits or restricts the export of some of the Company's products.

  The Company currently sells several of its products in the international marketplace. Direct sales to non-U.S. customers accounted for approximately 13%, 22% and 12% of the Company's revenue in the years ended December 31, 2000, 2001, and 2002, respectively. The Company's foreign contracts are generally payable in U.S. dollars.

Seasonality

  The Company's business is seasonal, with a concentration of revenue in the fourth quarter of the year, because many of the Company's sales contracts expire on December 31 of each year. As a result, product sales efforts at year end are expedited to fulfill funding terms prior to expiration of the contracts.

  A summary of the Company's quarterly results of operations for the years ended December 31, 2001 and 2002 is included in Note 18 of Notes to Consolidated Financial Statements contained in the Company's 2002 Annual Report to Stockholders, which is incorporated herein by reference.

Competition

  The market for defense electronics is highly competitive. The Company faces a variety of domestic and foreign competitors including divisions of The Boeing Company, Harris Corporation, Lockheed Martin Corporation, BAE Systems, Northrop Grumman Corporation, Raytheon Company and Thales S.A. Many of the Company's competitors are larger than the Company and have substantially greater financial and other resources.

  The Company competes on the basis of product offerings, price, product and systems quality, technology and ongoing customer service and support. The Company's ability to compete for defense contracts depends on a variety of factors, including:

o the effectiveness and innovation of its research and development programs,

o its ability to offer better program performance than its competitors at a lower cost, and

o the readiness of its facilities, equipment and personnel to undertake the programs for which it competes.

  In programs where the Company is the sole-source provider, other suppliers may compete against it only if the customer chooses to reopen the particular program to competition. Furthermore, the Company's electronic systems and solutions contain advanced technology derived from internal and customer-funded research and development, creating high barriers to entry.

Regulatory Matters and Government Contracts

  Substantially all of the Company's revenue is derived from contracts with the DoD, prime contractors that identify the DoD as the ultimate purchaser, or other U.S. Government agencies. U.S. Government business is performed under fixed-price contracts and cost-plus contracts.

  Under U.S. Government regulations, certain costs, including certain financing costs, portions of research and development costs, lobbying expenses, certain types of legal expenses, and certain marketing expenses related to the preparation of bids and proposals, are not allowed for pricing purposes and calculation of contract reimbursement rates under flexibly-priced contracts. The U.S. Government also regulates the methods under which costs are allocated to U.S. Government contracts. The Company is subject to a variety of audits performed by U.S. Government agencies. These include pre-award audits that are performed at the submission of a proposal to the government. During the performance of a contract, the U.S. Government has the right to request and to examine any labor charges, any material purchase, and any overhead changes to any contract that is active. Upon a contract's completion, the U.S. Government performs a post award audit of all aspects of contract performance to ensure that the Company has performed the contract in a manner consistent with its proposal.

  The Defense Contract Audit Agency ("DCAA") performs these audits on behalf of the U.S. Government. The DCAA has the right to perform audits on the Company's incurred costs on all contracts on a yearly basis. Approval of a submitted yearly cost can take from one to three years from the date of submission of the contract cost. All of the Company's incurred costs for U.S. Government contracts completed prior to 2000 have been approved by the DCAA.

  U.S. Government contracts are, by their terms, subject to termination by the U.S. Government for either its convenience or default by the contractor. Fixed-price contracts provide for payment upon termination for items delivered to and accepted by the U.S. Government and, if the termination is for convenience, for payment of fair compensation of work performed plus the costs of settling and paying claims by terminated subcontractors, other settlement expenses, and a reasonable profit on the costs incurred. Cost-plus contracts provide that, upon termination, the contractor is entitled to reimbursement of its allowable costs and, if the termination is for convenience, a total fee proportionate to the percentage of the work completed under the contract. If a contract termination is for default, however, the contractor is paid an amount agreed upon for completed and partially completed products and services accepted by the U.S. Government. In these circumstances, the U.S. Government is not liable for the contractor's costs with respect to unaccepted items, and is entitled to repayment of advance payments and progress payments, if any, related to the terminated portion of the contract. The contractor may be liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source.

  In addition to the right of the U.S. Government to terminate, U.S. Government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds for a given program on a September 30 fiscal year basis, even though contract performance may take many years. Consequently, at the outset of a major program, the contract is usually partially funded, and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress for future fiscal years.


Environmental Matters

  The Company's operations include the use, generation and disposal of hazardous materials. The Company is subject to various U.S. federal, state, local and foreign laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites and the maintenance of a safe workplace. Except as described under Item 3, Legal Proceedings, the Company believes that it has been and is in substantial compliance with environmental laws and regulations and that it has no liabilities under environmental requirements that it would expect to have a material adverse affect on its business, results of operations or financial condition. In the past three years, the Company has not incurred substantial costs relating to environmental compliance.

Intellectual Property

  Although the Company owns a number of patents and has filed applications for additional patents, the Company does not believe that the success of its operations depends upon its patents. When the Company works on U.S. Government contracts, the U.S. Government has contractual rights to data for the Company's "core" technologies, source codes, and other developments. In the Company's research and development process, the Company maintains records of its data rights in order to claim these rights as its proprietary technology, but the Company may not always be able to delineate its proprietary developments from those developed under U.S. Government contracts. The protection of the Company's data from use by other U.S. Government contractors is subject to negotiation from time to time between the Company and the U.S. Government, and the extent of the Company's data rights in any particular product generally depends upon the degree to which that product was developed by the Company without U.S. Government funds.

Risks and Uncertainties

  In addition to those described above and in Item 3, Legal Proceedings, the Company has risks and uncertainties related to its business and operating environment. See Management's Discussion and Analysis of Financial Condition and Results of
Operations contained in the Company's 2002 Annual Report to Stockholders, which is incorporated herein by reference, for further discussion of these risks and uncertainties.

Employees

  At December 31, 2002, the Company had approximately 2,100 employees. Approximately 45% of the Company's employees are engaged in production, 33% of the Company's employees are engaged in engineering, research, and development, and 22% are engaged in sales, marketing, product support, and general administration. Approximately 7% of the Company's employees are represented by a union and are covered by a collective bargaining agreement that expires in May 2003. Approximately 96% of the Company's employees are based in the United States. The Company has had no work stoppages due to labor difficulties and considers its employee relations to be satisfactory.

Recent Developments

  On February 27, 2003, the Company announced that it had retained Bear, Stearns & Co. Inc. to assist the Board of
Directors in evaluating strategic alternatives in order to maximize stockholder value.

ITEM 2.   PROPERTIES

  The Company's manufacturing and research and development activities are located in Huntsville, Alabama; Enterprise, Alabama; Buffalo, New York; Morgan Hill, California; Fort Walton Beach, Florida; Gaithersburg, Maryland; Dallas, Texas; and Kanata, Ontario.

  The   following  table  presents  certain  information  on  the
Company's  leased and owned operating properties as  of  December
31, 2002:

                                                                     Lease
                                                      Leased or    Expiration
Location           Sq. Feet           Use               Owned         Date
------------------------------------------------------------------------------
Huntsville, AL      238,246   Corporate headquarters    Leased     Range from
                              and Diagnostics & Power              July 2003
                              Systems' engineering,                to April
                              manufacturing and                    2013
                              research and development

Enterprise, AL      52,788    Communications &          Owned
                              Surveillance Systems'
                              engineering, research
                              and development,
                              manufacturing, and
                              offices

Buffalo, NY        345,120    Electonic Combat          Leased     March 2007
                              Systems' offices,
                              engineering,
                              manufacturing,and
                              research and
                              development

Morgan Hill, CA     52,100    Communications &          Leased      June 2006
                              Surveillance Systems'
                              engineering,
                              manufacturing, and
                              research and
                              development

Fort Walton
 Beach, FL         266,000    Electronic Combat         8,000    October 2004
                              Systems' engineering,     sq. ft.
                              manufacturing and         Leased
                              research and
                              development
                                                       258,000
                                                       sq. ft.
                                                        Owned

Gaithersburg, MD   170,000    Communications &          Owned
                              Surveillance Systems'
                              offices, engineering,
                              manufacturing, and
                              research and
                              development

Dallas, TX         148,094    Communications &          Owned
                              Surveillance Systems'
                              engineering and
                              manufacturing

Kanata, Ontario     10,917    Electronic Combat         Leased  February 2008
                              Systems' engineering
                              and manufacturing

  In  addition,  the Company owns or leases an additional  35,906 square feet of administrative offices, manufacturing facilities and warehouse locations throughout the U.S.

  The Company considers its facilities to be adequate for the immediate future.


ITEM 3.   LEGAL PROCEEDINGS

   The Company is a defendant in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on the Company's business, results of operations or financial condition.

   Some environmental laws, such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as CERCLA or the Superfund law, and similar state statutes, can impose liability for the entire cost of the cleanup of contaminated sites upon any of the current or former site owners or operators (or upon parties who sent waste to these sites), regardless of the lawfulness of the original activities that led to the contamination. In July 2000, prior to its acquisition by the Company, Tech-Sym Corporation received a
Section 104(e) Request for Information from the National Park Service, or NPS, pursuant to CERCLA regarding a site known as the Orphan Mine site in the Grand Canyon National Park, Arizona, which is the subject of an NPS investigation regarding the presence of residual radioactive materials and contamination.
Tech-Sym  Corporation's predecessor operated  this  uranium  mine from 1956 to 1967. In 1962, the land was sold to the U.S. Government, although the mining rights for the next twenty-five years were retained. Tech-Sym Corporation sold the mining rights in 1967, and the Company believes that the mine was operated until approximately 1972. The Company believes that there are several other companies in the chain of title to the mining rights subsequent to Tech-Sym, and, accordingly, that there are several other potentially responsible parties, or PRPs, for the environmental conditions at the site, including the U.S. Government as owner of the land. The NPS has not yet made a demand on the Company, nor to the Company's knowledge, on any other PRP, nor has it listed the Orphan Mine site on the National Priority List of contaminated sites. Nonetheless, the Company has retained a technical consultant in connection with this matter, who has conducted a limited, preliminary review of site conditions, and has been in communication with the NPS regarding actions that may be required at the site by all of the PRPs. While it is too soon to determine the ultimate financial implications to the Company, based upon the Company's knowledge of the current facts and circumstances surrounding this matter, the Company does not believe the total costs to the Company with respect to this matter will be material.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

  None.

EXECUTIVE OFFICERS OF THE COMPANY

  Certain information with respect to the executive officers of the Company is set forth below. Officers serve at the discretion of the Board of Directors.

    Name                     Age           Position              Officer Since
---------------------------  ---     --------------------------  -------------

Thomas J. Keenan              61     Chief Executive Officer         1999
                                       and Director
John J. Sciuto                59     President and Chief             2002
                                       Operating Officer
John W. Wilhoite              51     Vice President of Finance       2001
                                       and Chief Financial Officer
Colonel James M. Davis, Jr.   67     Vice President, Business        1999
                                       Development
William E. Collins            51     Vice President,                 1999
                                       Administration
Gary A. Smith                 53     Vice President and Chief        2000
                                       Technical Officer


   Thomas J. Keenan has been the Company's Chief Executive Officer since August 1999 and a member of the Company's Board of Directors since November 2001. Mr. Keenan also served as President of the Company from August 1999 to January 2003 and as President of the Company's predecessor, PEI Electronics, Inc. He also served as Senior Vice President and General Manager of Wyle Labs, an engineering firm, from April to November 1998, and served as President of Product Services and Support and Vice President, International at General Dynamics, a defense manufacturer, from 1996 to 1997. He also served as President of Teledyne Continental Motors, a defense manufacturer, from 1984 to 1996. Prior to his position with Teledyne, Mr. Keenan worked for the Department of Defense in the procurement office from 1965 to 1982. Mr. Keenan holds a bachelor's degree in chemistry from the University of Scranton and a juris doctor degree from the Catholic University of America, Columbus School of Law.

   John J. Sciuto has been the Company's Chief Operating Officer since September 2002 and President since January 2003. Mr. Sciuto served most recently as President of Earth Search Sciences, Inc., a collector of airborne hyperspectral data located in Kalispell, Montana, from May 2001 to February 2002. Mr. Sciuto previously served as President and Chief Executive Officer of Comptek Research, Inc., a manufacturer of surveillance and communications systems for the defense electronics market located in Buffalo, New York, from 1996 to 2000. Prior to being named President and Chief Executive Officer, Mr. Sciuto held many senior positions within Comptek including President and CEO of Comptek Federal Systems, Senior Vice President for Defense Electronics, and Vice President for Surface Navy Electronics Warfare. Prior to joining Comptek, Mr. Sciuto was the Director at EW Systems with Engineering Research Associates of McLean, VA from 1983 to 1986. Mr. Sciuto is a retired Naval Officer and holds a Bachelor of Applied Science Degree in Aviation Electronics from Troy State University and is a 1991 graduate of Stanford University's Senior Executive Institute for the Management of High Technology Companies.

   John W. Wilhoite has been the Company's Vice President of Finance and Chief Financial Officer since April 2001. Mr. Wilhoite formerly served as Executive Vice President & Chief Financial Officer at Intergraph Corporation, a technical solutions and systems integration services company, from 1985 to 2001 and served on the Executive Management Committee of Intergraph's Board of Directors. Prior to his position with Intergraph, Mr. Wilhoite was a Senior Audit Manager at Price Waterhouse & Co. (now PricewaterhouseCoopers LLP), an accounting and consulting firm, from 1973 to 1985. He is a member of the American Institute of Certified Public Accountants and the Alabama Society of Certified Public Accountants and has been a Certified Public Accountant since 1975. Mr. Wilhoite holds a bachelor's degree from the University of Tennessee.

   Colonel James M. Davis, Jr. (USA Ret.) has been the Company's Vice President, Business Development since August 1999. Col. Davis formerly served as Vice President of the Company's predecessor, PEI Electronics, Inc. from 1999 to 2000. From 1996 to 1998, he worked as a consultant to defense companies such as Lockheed Martin Corporation, General Dynamics, Betac and McAleese & Associates. From 1985 to 1996, Col. Davis served as Vice President, Business Development and Washington Operations for Teledyne Vehicle Systems, a defense manufacturer. Col. Davis is a graduate of the U.S. Military Academy and holds a master's degree in mechanical engineering from the Georgia Institute of Technology.

   William E. Collins has been the Company's Vice President, Administration since August 1999. He joined the Company's predecessor, PEI Electronics, Inc., in 1982, where he served as Director of Information Systems from June 1994 to January 1997 and as Vice President of Administration from 1997 to 1999. Mr. Collins is responsible for human resources, information systems, safety, legal, facilities, and security for the Company's corporate headquarters. Mr. Collins holds computer science, business administration, and accounting degrees from Clarion University.

   Gary A. Smith has been the Company's Vice President and Chief Technical Officer since February 2000. Mr. Smith joined the Company's subsidiary, Sierra Research, in 1997 as Vice President of Engineering. From 1978 to 1996, Mr. Smith worked at defense and civil aviation systems provider Wilcox Electric, Inc., a subsidiary of the Northrop Corporation, through 1988 and then at a subsidiary of Thomson-CSF, where he last served as Director of Advanced Systems. Mr. Smith holds a master's degree in electrical engineering from the University of Missouri and a bachelor's degree in electrical engineering from the University of Missouri at Rolla.



                             PART II

ITEM 5.  MARKET  FOR  THE COMPANY'S COMMON STOCK AND  RELATED
         STOCKHOLDER MATTERS

   The  information appearing under "Dividend Policy" and  "Price
Range  of  Common Stock" in the Company's 2002  Annual Report  to
Stockholders is incorporated by reference in this Annual Report on Form 10-K.


ITEM 6.  SELECTED FINANCIAL DATA

   Selected financial data for the five years ended December 31, 2002, appearing under "Five-Year Financial Summary" in the Company's 2002 Annual Report to Stockholders is incorporated by reference in this Annual Report on Form 10-K.


ITEM 7.  MANAGEMENT'S  DISCUSSION AND ANALYSIS  OF  FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

  Management's Discussion and Analysis of Financial Condition and
Results  of  Operations  appearing in the Company's  2002 Annual
Report to Stockholders is incorporated by reference in this Annual Report on Form 10-K.


ITEM 7A. QUANTITATIVE  AND QUALITATIVE DISCLOSURES ABOUT  MARKET
         RISK

  Information relating to the Company's market risks appearing under "Quantitative and Qualitative Disclosures about Market
Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's 2002 Annual Report to Stockholders is incorporated by reference in this Annual Report on Form 10-K.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The consolidated financial statements and report of independent auditors appearing in the Company's 2002 Annual Report to Stockholders are incorporated by reference in this Annual Report on Form 10-K.


ITEM 9.  CHANGES  IN  AND DISAGREEMENTS WITH  ACCOUNTANTS  ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

  None.


                            PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

  The information appearing under "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders is incorporated by reference in this Annual Report on Form 10-K.

  The Company's Board of Directors consists of ten members, divided into three classes with overlapping three-year terms.
One class of directors is elected each year with terms extending to the third succeeding annual meeting after election.

  Information relating to the executive officers of the Company appears under "Executive Officers of the Company" in this Annual
Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

  The information appearing under "Executive Compensation" in the Company's Proxy Statement for the 2003 Annual Meeting of
Stockholders is incorporated by reference in this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS  AND
         MANAGEMENT

  The information appearing under "Security Ownership of Certain
Beneficial Owners and Management" in the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders is incorporated by reference in this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information appearing under "Certain Transactions and Other
Relationships" appearing in the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders is incorporated by reference in this Annual Report on Form 10-K.

ITEM 14. CONTROLS AND PROCEDURES

  Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this Annual Report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to them by others within those entities, particularly during the period in which this Annual Report was prepared. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


                             PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON
          FORM 8-K




(a)  1)   The following consolidated financial statements
             of Integrated Defense Technologies, Inc.
             and subsidiaries and the report of independent auditors thereon are incorporated by reference from the Integrated Defense Technologies, Inc. 2002 Annual Report to Stockholders:

             Consolidated Balance Sheets at
                December 31, 2002 and  2001

             Consolidated Statements of Operations for the
                three years ended December 31, 2002

             Consolidated Statements of Cash Flows for the
                three years ended December 31, 2002

             Consolidated  Statements of Stockholders' Equity
                for the three years ended December 31, 2002

             Notes to Consolidated Financial Statements

             Report of Independent Auditors




     2)   Financial Statement Schedule:

            Schedule  II  -  Valuation and Qualifying
              Accounts and Reserves for the three years ended December 31, 2002

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     The registrant has no 50%-or-less-owned companies.



     3)   Exhibits


        Number                Description
        ------   --------------------------------------------

         3.1     Amended and Restated Certificate of
                 Incorporation of the Registrant, as
                 amended (1)

         3.2     Amended and Restated Bylaws of the
                 Registrant, as amended (1)

         4.1     Form of Certificate of Designation,
                 Preferences and Rights of Series A Junior
                 Participating Preferred Stock of the
                 Registrant (1)

         4.2     Form of Rights Agreement between the
                 Registrant and The Bank of New York (2)

        10.1 Amended and Restated Registration Rights Agreement, dated as of September 29, 2000, by and between the Registrant, J.H. Whitney Mezzanine Fund, L.P., J.H. Whitney Market Value Fund, L.P., GreenLeaf Capital, L.P., First Union Investors, Inc. and BNY Capital Partners, L.P. (3)

        10.2     Registration Rights Agreement between the
                 Registrant and IDT Holding, L.L.C. (1)

        10.3 Lease Agreement, dated as of March 26, 2001, between Research Park/GE Tenancy In Common and PEI Electronics, Inc., as amended (3)

        10.3a Second Lease Amendment to Lease Agreement, dated as of November 8, 2002, between Research
                 Park/GE Tenancy In Common and PEI
                 Electronics, Inc.

        10.4     Lease, dated as of January 4, 2001, between
                 Butterfield Technology Park L.L.C. and the
                 Registrant, as amended (3)

        10.5 Lease Agreement, dated as of December 18, 1992, between Niagara Frontier Transportation
                 Authority and Sierra Research Division,
                 Sierra Technologies, Inc., as amended (3)

        10.6*    Employment Agreement, dated as of January 1,
                 2001, between the Registrant and Thomas J.
                 Keenan (3)

        10.7     Form of Director Indemnification Agreement (2)

        10.8 Operating Agreement of IDT Holding, L.L.C., entered into December 10, 1999, as amended, among The Veritas Capital Fund, L.P. and the individuals listed on the signature page and schedules thereto (2) and the amendment thereto dated February 26, 2002 (4)

        10.9 Integrated Defense Technologies, Inc. Amended and Restated Credit Agreement dated as of October 31, 2002, among Integrated Defense Technologies, Inc. and Canadian Imperial
                 Bank of Commerce, as administrative agent for itself and the lenders and other lenders named therein (5)

        10.10 Asset Purchase Agreement by and among BAE SYSTEMS Aerospace Electronics Inc. as seller, IDT Acquisition Co. as buyer, and Integrated Defense Technologies, Inc. as guarantor dated as of September 12, 2002 and amendment letter dated November 1, 2002 (5)

        10.11*   Key Employee Retention Agreement between
                 Integrated Defense Technologies, Inc. and
                 Thomas J. Keenan dated February 27, 2003

        10.12*   Key Employee Retention Agreement between
                 Integrated Defense Technologies, Inc. and John
                 W. Wilhoite dated March 25, 2003

        10.13*   Key Employee Retention Agreement between
                 Integrated Defense Technologies, Inc. and Col.
                 James W. Davis, Jr. dated February 5, 2003

        10.14*   Key Employee Retention Agreement between
                 Integrated Defense Technologies, Inc. and
                 William E. Collins dated February 27, 2003

        10.15*   Key Employee Retention Agreement between
                 Integrated Defense Technologies, Inc. and Gary
                 A. Smith dated March 27, 2003

        10.16*   Key Employee Retention Agreement between
                 Integrated Defense Technologies, Inc. and John
                 J. Sciuto dated March 3, 2003

        13       Portions of the Integrated Defense Technologies,
                 Inc. 2002 Annual Report to Stockholders
                 incorporated by reference in this Annual
                 Report on Form 10-K

        21       List of Subsidiaries of Integrated Defense
                 Technologies, Inc.

        23       Report of Deloitte and Touche LLP, Independent
                 Auditors on financial statement schedules

        99.1     Certifications Pursuant to 18 U.S.C. Section
                 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


   * Denotes management contract or compensatory plan, contract, or arrangement required to be filed as an Exhibit to this Form 10-K

---------------

        (1) Incorporated by reference to exhibits filed with Amendment No. 1 to the Company's Form S-1 Registration Statement, under the Securities Act of 1933, File No. 333-75476.

        (2) Incorporated by reference to exhibits filed with Amendment No. 2 to the Company's Form S-1 Registration Statement, under the Securities Act of 1933, File No. 333-75476.

        (3) Incorporated by reference to exhibits filed with the Company's Form S-1 Registration Statement, under the Securities Act of 1933, File No. 333-75476.

        (4) Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K filed March 7, 2002, under the Securities Exchange Act of 1934, File No. 001-31235.

        (5) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the period ended September 27, 2002, under the Securities Exchange Act of 1934, File No. 001-31235.

(b)  Reports on Form 8-K

       1. On November 14, 2002, the Company filed a report on Form 8-K providing a certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to accompany its quarterly report on Form 10-Q for the quarter ended September 27, 2002, which was filed with the Securities and Exchange Commission on November 7, 2002.

       2. On January 14, 2003, the Company filed a report on Form 8-K with respect to its November 1, 2002 acquisition of the BAE SYSTEMS Aerospace Electronics Gaithersburg Operation, including in Item 7 the financial statements of the acquired business required pursuant to Article 3 Section 210.3-05 of Regulation S-X and the pro forma information with respect to the business combination required by Article 11 of Regulation S-X. This information was not available on the November 7, 2002 filing date of the Company's Form 10-Q for the quarterly period ended September 27, 2002.

       3. On February 28, 2003, the Company filed a report on Form 8-K announcing its retention of Bear, Stearns & Co. Inc. to assist the Board of Directors in evaluating strategic alternatives in order to maximize stockholder value.

(c) Exhibits - the response to this portion of Item 14 is submitted as a separate section of this report.

(d) Financial statement schedules - the response to this portion of Item 14 is submitted as a separate section of this report.

---------------

                           SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


              INTEGRATED DEFENSE TECHNOLOGIES, INC.

                 By     /s/ Thomas J. Keenan              Date:  March 26, 2003
                    -------------------------------
                         Thomas J. Keenan
                Chief Executive Officer and Director


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                                                      Date
                                                                 --------------

/s/ Thomas J. Keenan            Chief Executive Officer and      March 26, 2003
-----------------------------   Director (Principal Executive
    Thomas J. Keenan            Officer)



/s/ John  W.  Wilhoite          Vice President of Finance and    March 25, 2003
-----------------------------   Chief Financial Officer
    John W. Wilhoite            (Principal Financial and
                                Accounting Officer)

/s/ Robert B. McKeon            Chairman and Director            March 25, 2003
-----------------------------
    Robert B. McKeon

/s/ Thomas J. Campbell          Secretary and Director           March 25, 2003
-----------------------------
   Thomas J. Campbell

                                Director                         March __, 2003
-----------------------------
General Richard E. Hawley

                                Director                         March __, 2003
-----------------------------
General Barry R. McCaffrey

/s/ Edward N. Ney               Director                         March 26, 2003
-----------------------------
     Edward N. Ney

                                Director                         March __, 2003
-----------------------------
Admiral Joseph W. Prueher

/s/ Leighton W. Smith, Jr.      Director                         March 26, 2003
-----------------------------
Admiral Leighton W. Smith, Jr.

/s/ William G. Tobin            Director                         March 26, 2003
-----------------------------
    William G. Tobin

                                Director                         March __, 2003
-----------------------------
General Anthony C. Zinni



                         CERTIFICATIONS


CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

I, Thomas J. Keenan, certify that:

1.  I  have  reviewed  this  Annual  Report  on  Form  10-K  of
    Integrated Defense Technologies, Inc. (the "registrant");

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
    14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

    c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The  registrant's  other certifying  officers  and  I  have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 26, 2003             /s/ Thomas J. Keenan
                                  ---------------------------
                                  Thomas J. Keenan
                                  Chief Executive Officer



CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

I, John W. Wilhoite, certify that:

1.  I  have  reviewed  this  Annual  Report  on  Form  10-K  of
    Integrated Defense Technologies, Inc. (the "registrant");

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
    14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

    c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The  registrant's  other certifying  officers  and  I  have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 26, 2003                /s/ John W. Wilhoite
                                     ---------------------------
                                     John W. Wilhoite
                                     Vice President of Finance
                                     and Chief Financial Officer



                             Integrated Defense Technologies, Inc.
                      Schedule II - Valuation and Qualifying Accounts
                       For the three years ended December 31, 2002
                                      (In thousands)

                                                                  Column C
Column A                                           Column B       Additions           Column D         Column E
----------------------------------------------------------------------------------------------------------------
                                                              Charged to
                                                  Balance at    Costs     Charged                    Balance at
                                                  Beginning      and      to Other                      End
Description                                       of Period    Expenses   Accounts    Deductions     of Period
----------------------------------------------------------------------------------------------------------------
Year ended December 31, 2000:
     Allowance for doubtful accounts receivable        228         6        647 (1)      78 (2)          803
     Allowance for excess and obsolete inventory     1,024       341      8,651 (1)     106 (3)        9,910
     Reserve for environmental remediation             ---       ---      1,000 (1)     ---            1,000

Year ended December 31, 2001:
     Allowance for doubtful accounts receivable        803       120        ---         365 (2)          558
     Allowance for excess and obsolete inventory     9,910       630        169 (1)   3,031 (3)        7,678
     Reserve for environmental remediation           1,000       ---        ---         ---            1,000

Year ended December 31, 2002:
     Allowance for doubtful accounts receivable        558        51        ---         387 (2)          222
     Allowance for excess and obsolete inventory     7,678       268      2,097 (1)   1,414 (3)        8,629
     Reserve for environmental remediation           1,000       ---        ---         ---            1,000


(1) Purchase accounting adjustments associated with the 2000 and 2002 Acquisitions.

(2)  Uncollectible accounts written off, net of recoveries.

(3)  Obsolete inventory reduced to net realizable value.