Form 10-Q
period 2003-03-28
INTEGRATED DEFENSE TECHNOLOGIES INC
filed 2003-05-12
CIK 1163461

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the quarterly period ended March 28, 2003 OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                For the transition period from _____ to _____

                       Commission file number 001-31235

                     Integrated Defense Technologies, Inc.
          -----------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                      13-4027646
    ---------------------                  ------------------------------------
      (State or other                      (I.R.S. Employer Identification No.)
      jurisdiction of
      incorporation or
      organization)

    110 Wynn Drive, Huntsville, Alabama                    35805
  ----------------------------------------            --------------
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

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ___ NO X

    Common stock, par value $.01 per share: 21,327,931 shares
                  outstanding as of May 12, 2003
================================================================================







              INTEGRATED DEFENSE TECHNOLOGIES, INC.
                            FORM 10-Q
                         March 28, 2003

                              INDEX

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Consolidated Balance Sheets as of March 28, 2003
  and December 31, 2002 (unaudited)                                     2

Consolidated Statements of Operations for the
  quarters ended March 28, 2003 and March 31, 2002 (unaudited)          3

Consolidated Statements of Cash Flows for the quarters ended
  March 28, 2003 and March 31, 2002 (unaudited)                         4

Notes to Consolidated Financial Statements                            5 - 12

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                13 - 23

Item 3. Quantitative and Qualitative Disclosures About Market
  Risk                                                                 24

Item 4. Controls and Procedures                                        24

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                               25


SIGNATURES                                                             26


CERTIFICATIONS                                                      27 - 29


PART I. FINANCIAL INFORMATION
ITEM 1.

            INTEGRATED DEFENSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                               (Unaudited)

--------------------------------------------------------------------------------
                                                     March 28,     December 31,
                                                       2003           2002
--------------------------------------------------------------------------------
(In thousands except share and per share amounts)

ASSETS

Current assets:
 Cash                                                 $12,372      $   8,969
 Restricted cash                                          468          1,140
 Accounts receivable, net                             137,286        134,304
 Inventories, net                                      21,538         20,242
 Prepaid expenses and other current assets              4,115          3,047
 Deferred income taxes                                  6,526          6,456
--------------------------------------------------------------------------------
  Total current assets                                182,305        174,158

Property and equipment, net                            61,018         62,002
Goodwill, net                                         142,124        143,809
Other intangible assets, net (Note 5)                  55,363         55,963
Deferred income taxes                                   1,311          2,987
Other assets                                            8,393          8,781
--------------------------------------------------------------------------------
  Total Assets                                       $450,514       $447,700
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Revolving credit loan                                 $2,500     $    2,500
 Current portion of long-term debt                      7,350          7,348
 Accounts payable                                      17,094         20,737
 Accrued compensation                                  13,575         13,162
 Other accrued expenses                                15,735         13,230
 Derivative liabilities                                   520            458
 Billings in excess of costs and earnings               6,612          6,055
--------------------------------------------------------------------------------
  Total current liabilities                            63,386         63,490

Long-term debt                                        208,826        208,860
Pension and other postemployment benefits              11,916         11,941
--------------------------------------------------------------------------------
  Total liabilities                                   284,128        284,291
--------------------------------------------------------------------------------
Commitments and contingencies (Note 12)
--------------------------------------------------------------------------------
Stockholders' equity:
 Preferred stock, $.01 par value per share,
  20,000,000 shares authorized, none issued
 Common stock, $.01 par value per share,
  200,000,000 shares authorized, 21,327,931 issued        213            213
 Additional paid-in capital                           170,955        170,955
 Accumulated other comprehensive loss                  (6,017)        (5,965)
 Retained earnings (deficit)                            1,235         (1,794)
--------------------------------------------------------------------------------
  Total stockholders' equity                          166,386        163,409
--------------------------------------------------------------------------------
  Total Liabilities and Stockholders' Equity         $450,514       $447,700
================================================================================

     The accompanying notes are an integral part of these consolidated financial statements.


          INTEGRATED DEFENSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

--------------------------------------------------------------------------------
Quarter ended                                       March 28,       March 31,
                                                      2003            2002
--------------------------------------------------------------------------------
(In thousands except per share amounts)

Revenue                                               $80,899       $ 68,393
Cost of revenue                                        55,110         48,843
--------------------------------------------------------------------------------
Gross profit                                           25,789         19,550

Sales and marketing expense                             3,704          3,883
General and administrative expense                      8,125          5,520
Research and development and bid and
  proposal expenses                                     5,569          3,575
Amortization expense                                      780            217
--------------------------------------------------------------------------------
Income from operations                                  7,611          6,355

Interest expense                                       (3,086)       ( 3,831)
Refinancing costs                                         ---        (20,696)
Other income (expense), net                               245             21
--------------------------------------------------------------------------------
Income (loss) before income taxes                       4,770        (18,151)

Income tax benefit (expense)                           (1,741)         7,079
--------------------------------------------------------------------------------
  Net income (loss)                                   $ 3,029       $(11,072)
================================================================================

Earnings (loss) per share - basic and diluted            $.14          $(.70)
================================================================================

Weighted-average shares outstanding
  - basic and diluted                                  21,328         15,762
================================================================================

      The accompanying notes are an integral part of these consolidated financial statements.




           INTEGRATED DEFENSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

--------------------------------------------------------------------------------
Quarter ended                                       March 28,       March 31,
                                                      2003            2002
--------------------------------------------------------------------------------
(In thousands)

OPERATING ACTIVITIES:
 Net income (loss):                                  $  3,029      $( 11,072)
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
   Depreciation expense                                 3,373          2,666
   Amortization expense                                 1,078            263
   Refinancing costs                                      ---         20,696
   Deferred income taxes                                1,629       (  6,431)
   Changes in current assets and liabilities:
      Restricted cash                                     671            293
      Accounts receivable, net                         (2,981)      (  2,564)
      Inventories, net                                 (1,235)      (    233)
      Other current assets                             (  937)      (  2,186)
      Accounts payable                                 (3,643)      (  1,804)
      Billings in excess of costs and earnings            557       (  1,248)
      Other current liabilities                         2,576       (  1,276)
--------------------------------------------------------------------------------
       Net cash provided by (used in)
         operating activities                           4,117       (  2,896)
--------------------------------------------------------------------------------

INVESTING ACTIVITIES:
 Purchases of property and equipment                   (2,390)      (  1,425)
 Capitalization of internally developed software       (  122)           ---
 Signia purchase price adjustments                      1,830            ---
--------------------------------------------------------------------------------
       Net cash used in investing activities           (  682)      (  1,425)
--------------------------------------------------------------------------------

FINANCING ACTIVITIES:
 Issuance of common stock, net of issuance costs          ---        117,337
 Issuance of long-term debt                               ---         85,000
 Repayment of long-term debt                           (   32)      (168,586)
 Payment of refinancing costs                             ---       ( 14,506)
 Net repayments under revolving credit loans              ---       (  8,500)
--------------------------------------------------------------------------------
       Net cash provided by (used in) financing
         activities                                    (   32)        10,745
--------------------------------------------------------------------------------

Net increase in cash                                    3,403          6,424
Cash at beginning of period                             8,969          3,893
--------------------------------------------------------------------------------
Cash at end of period                                 $12,372      $  10,317
================================================================================

Supplemental disclosure of noncash financing
 activities:
  Unrealized losses on derivative financial
   instruments                                        $ ( 181)     $(  1,075)
  Accrued expenses associated with issuance of
   common stock                                       $   ---      $(    606)
  Accrued refinancing costs                           $   ---      $(    187)

        The accompanying notes are an integral part of these consolidated financial statements.




     INTEGRATED DEFENSE TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements of Integrated Defense Technologies, Inc. and subsidiaries (the "Company") have been prepared on the same basis as the Company's annual consolidated financial statements and should be read in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 28, 2003. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The consolidated results for interim periods are not necessarily indicative of the results that may be expected for the full year. Certain prior period amounts have been reclassified to provide comparability with the current presentation.

NOTE 2: REFINANCING

        On February 27, 2002, the Company completed an initial public offering of 8,000,000 shares of common stock at $22 per share. In the offering, the Company sold 6,000,000 primary shares, generating net cash proceeds of $116,688,000, consisting of a $117,337,000 net cash inflow in first quarter 2002 and a $649,000 cash outflow in second quarter 2002 for offering expenses not paid in the first quarter. The majority of the proceeds from the offering were used for debt retirement and refinancing. Concurrent with the closing of the offering, the Company repaid the outstanding balances on its revolving credit and term loan agreement and its senior subordinated notes ($125,836,000 and $51,250,000, respectively) and replaced the previous revolving credit and term loan facility with a new facility provided by a syndicate of financial institutions.

        The Company's new six-year revolving credit and term loan facility, as amended on November 1, 2002 (see Note 3), provides for a total credit facility of up to
        $265,000,000,   consisting  of  a   $45,000,000   five-year
        revolving credit facility, a $40,000,000 five-year term loan ("Term Loan A") and a $180,000,000 six-year term loan ("Term Loan B"). Borrowings under the facility are secured by a pledge of substantially all of the Company's assets and bear interest at the base rate or LIBOR plus an applicable margin ranging from 1.00% to 4.00% based upon the Company's leverage ratio. Available borrowings under the revolving credit facility are based upon a borrowing base, which is calculated based upon eligible accounts receivable and inventories as defined in the agreement. At March 28, 2003 and December 31, 2002, the Company had outstanding borrowings of $218,450,000 under the facility, consisting of $36,625,000 under Term Loan A, $179,325,000 under Term Loan B, and $2,500,000 under the revolving credit facility. In addition, at March 28, 2003, $18,331,000 of the credit line was allocated to support the Company's letters of credit, leaving available borrowings under the facility of $24,169,000 as of that date.

        On March 31, 2003, the Company repaid the entire amount outstanding under the revolving credit facility and made its scheduled payments on Term Loans A and B of $1,125,000 and $450,000, respectively. Current interest rates on the outstanding term loan balances are 4.29% and 5.29%, respectively.

        At March 28, 2003 and December 31, 2002, the fair values of the Company's borrowings under its revolving credit and term loan facility approximated their carrying values based upon the variable nature of the interest rates. For further information regarding the Company's revolving credit and term loan facility, including information regarding financial covenants and business restrictions associated with the facility, see "Liquidity and Capital Resources" contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this quarterly report on Form 10-Q.

        In connection with the early retirement and refinancing of its prior credit facility in first quarter 2002, the Company incurred charges totaling $20,696,000, including prepayment penalties of $2,565,000, a $4,833,000 write-off of capitalized debt issuance costs associated with the previous debt, a $5,727,000 write-off of unamortized discount on its senior subordinated notes, and a $7,571,000 payment to terminate interest rate swap agreements associated with the retired debt. These charges are reflected as "Refinancing costs" in the
        Company's consolidated statement of operations for the quarter ended March 31, 2002.

NOTE 3: BUSINESS ACQUISITION

        On November 1, 2002, the Company acquired substantially all of the assets and assumed certain of the liabilities of the BAE SYSTEMS Advanced Systems Gaithersburg, Maryland operation (now known as "Signia"). Signia designs and manufactures high performance radio frequency surveillance equipment used in communications intelligence and signals intelligence applications. The Signia operation complements the Company's Communications & Surveillance Systems segment, particularly its Zeta division, which was combined with Signia during the fourth quarter of 2002. In addition to reducing overhead expenses associated with the Zeta division, the integration of Signia into the Communications & Surveillance Systems segment is expected to broaden its capabilities and technological expertise in surveillance and intelligence, while adding valuable new customer relationships.

        The aggregate purchase price paid in fourth quarter 2002 was $149,085,000, including direct acquisition costs, and was financed primarily through an add-on to the Company's revolving credit and term loan facility. (See Note 2 for details of the Company's credit facility.) In March 2003, the Company received a final closing purchase price adjustment of $1,899,000 in cash from the seller. In addition, during first quarter 2003, the Company incurred additional expenses related to the acquisition totaling $214,000. These additional expenses, $69,000 of which were paid in first quarter 2003, also resulted in an adjustment to the purchase price and goodwill associated with the acquisition. (See Note 5 following.) The net cash inflow during the quarter related to the various Signia purchase price adjustments of $1,830,000 is reflected as "Signia purchase price adjustments" in the Company's consolidated statement of cash flows for the quarter ended March 28, 2003.

        See Note 4 of Notes to Consolidated Financial Statements contained in the Company's 2002 Annual Report to Stockholders for complete details of the Signia acquisition, including the fair values of the assets acquired and liabilities assumed at the date of acquisition. For information regarding the intangible assets acquired, see Note 5 following.

NOTE 4: INVENTORIES

      Inventories consist of the following:
      ---------------------------------------------------------------------
                                                March 28,      December 31,
                                                  2003            2002
      ---------------------------------------------------------------------
      (In thousands)

      Stock materials                           $15,260         $14,983
      Work-in-process                            13,031          10,525
      Finished goods                              1,682           3,363
      ---------------------------------------------------------------------
                                                 29,973          28,871
      Less reserve for excess and obsolescence    8,435           8,629
      ---------------------------------------------------------------------
        Inventories, net                        $21,538         $20,242
      =====================================================================

        Inventories are stated at the lower of first-in, first-out ("FIFO") cost or market or valued using other costing methods which approximate the lower of FIFO cost or market. For the purpose of this valuation, market values are estimated based upon assumptions about future demand and market conditions.

        Work-in-process and finished goods inventories consist primarily of electronic components for use in fulfilling current and future contracts.

NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS

        Effective   January  1,  2002,  the  Company  adopted   the
        provisions   of  Financial Accounting Standards Board ("FASB")
        Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), under
        which the Company's  goodwill  is  no longer   amortized and
        is  instead  subject   to   annual impairment tests using a
        fair value based  approach.   The Company's  other recorded
        intangible assets, substantially all of which were acquired in the Company's November 1, 2002 acquisition of Signia, are being amortized over their remaining estimated useful lives.

        Goodwill

        The Company completed transitional impairment testing and reallocation of goodwill to its business units in the second quarter of 2002. For impairment testing purposes, the Company determined the value of its individual business units using a discounted cash flow model, a guideline company model, and a transaction model, and by observation of demonstrable fair values of comparable entities. The Company determined that there was no impairment of its goodwill as of the January 1, 2002 implementation date of SFAS 142.

        In fourth quarter 2002, in connection with the combination of its Zeta division into Signia, the Company determined the value of the Zeta division using a discounted cash flow model and wrote off the remaining unamortized goodwill balance associated with the division.

        The Company completed its first annual impairment testing of goodwill as of December 31, 2002 using a discounted cash flow model and a transaction model and determined that there was no further impairment of its goodwill.

        Changes in the carrying amount of the Company's goodwill during the first quarter of 2003 were as follows:

        -----------------------------------------------------------------------------------

                                           Electronic  Diagnostics  Communications
                                             Combat     & Power     & Surveillance
                                             Systems     Systems        Systems      Total
        -----------------------------------------------------------------------------------
        (In thousands)

        Balance as of January 1, 2003        $53,221     $20,075       $70,513    $143,809
        Signia purchase price adjustments
          (see Note 3)                           ---         ---        (1,685)     (1,685)
        -----------------------------------------------------------------------------------
        Balance as of March 28, 2003         $53,221     $20,075       $68,828    $142,124
        ===================================================================================


        Other Intangible Assets

        -----------------------------------------------------------------------------------
                                                            As of March 28, 2003
                                                            --------------------
                                              Gross Carrying    Accumulated    Net Carrying
                                                  Amount        Amortization      Amount
        -----------------------------------------------------------------------------------
        (In thousands)

        Trade names and trademarks               $ 1,581           $   66         $ 1,515
        Patents and proprietary technology        13,870              384          13,486
        Customer relationships                    40,912              550          40,362
        -----------------------------------------------------------------------------------
        Total                                    $56,363           $1,000         $55,363
        ===================================================================================

        Annual amortization expense for each of the next five years should approximate $2,400,000.

NOTE 6: PROPERTY AND EQUIPMENT

        Property and equipment - net includes allowances for depreciation of $74,309,000 and $71,043,000 at March 28,
        2003 and December 31, 2002, respectively.

NOTE 7: INTEREST RATE SWAP AGREEMENTS

        The Company at times uses interest rate swap agreements to manage the risk associated with interest rate fluctuations on its variable rate debt. In October 2000, the Company entered into three such agreements with notional amounts of $25,000,000, $10,000,000, and $60,000,000, under which the Company paid fixed interest rates ranging from 6.39% to 6.75% and received a variable LIBOR-based rate of interest from the holders of the agreements. On March 4, 2002, in connection with its debt retirement and refinancing (see Note 2), the Company paid $7,571,000 to terminate these interest rate swap agreements. This expense is reflected as a component of "Refinancing costs" in the Company's consolidated statement of operations for the quarter ended March 31, 2002.

        On December 31, 2002, the Company entered into an interest rate swap agreement with a notional amount of $115,000,000, under which the Company pays a fixed interest rate of 1.815% and receives a variable LIBOR-based rate of interest from the holder of the agreement. LIBOR approximated 1.4% at December 31, 2002 and 1.3% at March 28, 2003. As such, the swap agreement had a negative fair value of $458,000 ($291,000 net of tax benefit) at December 31, 2002 and $520,000 ($330,000 net of tax benefit) at March 28, 2003. These fair values, representing the approximate cost of terminating the swap on those dates, are reflected as "Derivative liabilities" and as a component of "Accumulated other comprehensive loss" in the Company's consolidated balance sheets. The interest rate swap agreement is scheduled to terminate in December 2003, and as such, the accumulated other comprehensive loss associated with the agreement can be expected to be reclassified into earnings during 2003.

        The difference between the pay and receive rates of interest on the Company's interest rate swap agreements is charged or credited to interest expense as incurred and reflected as a reclassification adjustment out of other comprehensive income (loss). In the first quarters of 2002 and 2003, the Company's swap agreements increased its interest expense by $830,000 and $119,000, respectively.

        There was no impact to earnings due to hedge ineffectiveness during the first quarters of 2002 and 2003. The Company does not use derivative financial instruments for speculative or trading purposes.

NOTE 8: EARNINGS (LOSS) PER SHARE ("EPS")

        The Company reports both basic and diluted EPS figures. Basic EPS is computed using the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average number of common and equivalent common shares outstanding. Historically, common stock
        warrants   have  been  the  Company's  only  common   stock
        equivalent and have been included in the Company's EPS calculations only if dilutive.

        On February 5, 2002, the Company's Board of Directors approved a 198.6359 to 1 common stock split. All share and per share amounts for the quarter ended March 31, 2002 reflect this stock split.

        On February 27, 2002, in connection with its initial public stock offering, the Company issued 6,000,000 additional shares of common stock, and warrant holders converted outstanding warrants into 235,749 shares of the Company's common stock. On September 6, 2002, warrant holders converted the remaining outstanding warrants into 1,526,939 shares of restricted common stock. The Company no longer has any common stock warrants outstanding.

        Common stock warrants outstanding during the quarter ended March 31, 2002 equated to 1,679,647 anti-dilutive weighted-average equivalent shares for the period. The Company had no common stock warrants outstanding during the quarter ended March 28, 2003.

NOTE 9: COMPREHENSIVE INCOME (LOSS)

        Comprehensive income (loss) includes net income  (loss)  as
        well   as  all  other  nonowner  changes  in  equity.   The
        components  of the Company's comprehensive income (losses)
        for the quarters  ended March 28, 2003 and March  31, 2002 are
        presented  below, net of related income tax  effects.   See
        Note 7 for further information regarding the interest rate swap agreements used by the Company and the impact of those agreements on its consolidated financial position and results of operations.

        ---------------------------------------------------------------------------------------
        Quarter Ended                                         March 28, 2003    March 31, 2002
        ---------------------------------------------------------------------------------------
        (In thousands)

        Net income (loss)                                        $3,029            $(11,072)
        Other comprehensive income (loss):
          Unrealized losses on interest rate swap agreements       (115)            (   656)
          Realized losses on interest rate swap agreements
           charged to net income (loss)                              76               5,198
          Minimum pension liability adjustment                     ( 13)                 21
        ---------------------------------------------------------------------------------------
           Comprehensive income (loss)                           $2,977            $( 6,509)
        =======================================================================================

NOTE 10:SEGMENT INFORMATION

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

        The Communications & Surveillance Systems segment designs and manufactures meteorological surveillance and analysis systems, more commonly known as Doppler weather radar systems, and designs and produces advanced electronics systems, subsystems, components, and radio frequency surveillance equipment for the defense, aerospace and communications industries for U.S. and foreign government agencies and commercial customers.

        The Company evaluates performance of the operating segments based upon revenue and earnings before interest, taxes, depreciation, and amortization ("EBITDA") (1), calculated as income from operations plus depreciation and amortization expense. The accounting policies of the operating segments are consistent across segments and are the same as those used in preparation of the consolidated financial statements of the Company. (See Note 2 of Notes to Consolidated Financial Statements included in the Company's 2002 Annual Report to Stockholders.) Sales among the operating segments are insignificant. The Company's corporate expenses are allocated in full to the segments on the basis of relative employment, revenue, and selected assets. Corporate assets are included in "All other" in the following table.

        Set forth below are revenue and EBITDA by operating segment for the first quarters of 2003 and 2002.

        ------------------------------------------------------------------------
        First Quarter                                        2003        2002
        ------------------------------------------------------------------------
        (In thousands)

        Revenues from Unaffiliated Customers:
          Electronic Combat Systems                       $31,643     $32,221
          Diagnostics & Power Systems                      18,274      21,685
          Communications & Surveillance Systems            30,982      14,232
          All other                                           ---         255
        ------------------------------------------------------------------------
           Total                                          $80,899     $68,393
        ========================================================================

        Other Financial Information:
        ------------------------------------------------------------------------
        EBITDA:
          Electronic Combat Systems                        $4,920      $5,223
          Diagnostics & Power Systems                       2,102       2,177
          Communications & Surveillance Systems             4,987       2,069
          All other                                            53        (185)
        ------------------------------------------------------------------------
           Total                                          $12,062      $9,284
        ========================================================================

        The increase in Communications & Surveillance Systems' revenue and EBITDA is due primarily to the acquisition of Signia in fourth quarter 2002. Signia's revenue and EBITDA for first quarter 2003 totaled $17,463,000 and $3,828,000, respectively.

        (1) EBITDA is not a presentation made in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), and as such, it should not be considered in isolation or as a substitute for net income (loss), cash flows from operating activities, or other income or cash flow statement data prepared in accordance with U.S. GAAP, or as a measure of profitability or liquidity. The Company monitors EBITDA by segment to determine each segment's ability to satisfy its debt service, capital expenditures, and working capital requirements and because certain covenants in the Company's revolving credit and term loan facility are based upon similar measures. EBITDA does not fully consider the impact of investing or financing transactions as it specifically excludes depreciation and amortization charges, which should be considered in the overall evaluation of results. Additionally, the Company's EBITDA is not necessarily comparable to other similarly titled captions used by other companies. A reconciliation of the Company's EBITDA to income (loss) before income taxes is presented in the following table.

        Reconciliation of EBITDA to income (loss) before income taxes:
        ------------------------------------------------------------------------
        First Quarter                                        2003        2002
        ------------------------------------------------------------------------
        (In thousands)

          EBITDA                                           $12,062      $9,284
          Less:Depreciation and amortization expense         4,451       2,929
               Interest expense                              3,086       3,831
               Refinancing costs                               ---      20,696
          Add back other income                                245          21
        ------------------------------------------------------------------------
            Income (loss) before income taxes               $4,770    $(18,151)
        ========================================================================

        The following table presents total assets for each of the Company's operating segments as of March 28, 2003 and December 31, 2002.

        ------------------------------------------------------------------------
                                                         March 28,  December 31,
                                                            2003        2002
        ------------------------------------------------------------------------
        (In thousands)

        Total assets:
         Electronic Combat Systems                       $160,864     $163,615
         Diagnostics & Power Systems                       56,778       57,216
         Communications & Surveillance Systems            205,043      202,004
         All other                                         27,829       24,865
        ------------------------------------------------------------------------
          Total                                          $450,514     $447,700
        ========================================================================


NOTE 11:RECENT ACCOUNTING PRONOUNCEMENTS

        In fourth quarter 2002, the Company early adopted the provisions of FASB Statement of Financial Accounting Standards No. 145 ("SFAS 145"), which rescinded FASB Statement of Financial Accounting Standards No. 4, Reporting Gains and Losses from Extinguishment of Debt ("SFAS 4"), and made other technical corrections to existing authoritative pronouncements. SFAS 4 required companies to classify all gains and losses from extinguishment of debt as extraordinary items, net of the related tax effects, in their statements of operations. SFAS 145 requires gains and losses from extinguishment of debt to be classified as income or loss from continuing operations unless they meet the criteria for classification as extraordinary items contained in Accounting Principles Board Opinion No. 30. In accordance with the provisions of SFAS 145, the Company has reclassified its first quarter 2002 early debt extinguishment loss of $13,125,000, which was previously classified as an extraordinary item, net of tax, into its loss from continuing operations. This loss is included in "Refinancing costs" in the Company's consolidated statement of operations for the quarter ended March 31, 2002. See Note 2 for further discussion of the Company's refinancing costs.

NOTE 12:COMMITMENTS AND CONTINGENCIES

        Retention Agreements - In March 2003, the Company's Board of Directors, in connection with its decision to explore strategic alternatives for the Company and thereby maximize stockholder value, adopted a retention incentive program for certain key employees to ensure their continuous full-time employment with the Company. The employees covered under this program are eligible to receive special retention bonuses in varying fixed amounts in the event of a sale, merger, consolidation, or other business combination resulting in a change of control of the Company. The aggregate amount of the Company's contingent liability with respect to the retention agreements under this program is $3,200,000, but such amount is not payable absent a change of control event. Additionally, all agreements under this program will terminate if such an event has not occurred prior to December 31, 2003.

        Product Warranties - Due to the nature and variability of its products and customers, the Company has no standard warranty policy applicable to all of its products and business segments. When applicable, warranties are limited to defects in material and workmanship, with specific terms and duration based upon contractual agreements with individual customers.

        For products sold with warranties, a provision for future warranty costs is estimated based upon historical experience and recorded when the product is shipped. The adequacy of the recorded warranty liability is assessed each quarter and adjusted as necessary.

        The Company's liability for estimated warranty obligations is included as a component of "Other accrued expenses" in its consolidated balance sheets. Changes in the Company's warranty liability during the quarter ended March 28, 2003 were as follows:

                                                  (In thousands)
                                                  --------------
           Balance at December 31, 2002              $ 2,522
           Product warranty accrual                      118
           Warranty costs incurred                       (95)
                                                     --------
           Balance at March 28, 2003                 $ 2,545
                                                     ========

        Letters of Credit - At March 28, 2003, the Company had outstanding letters of credit of approximately $18,331,000. These letters of credit, substantially all of which expire within a year, relate primarily to the Company's contracts with foreign governments.

        Claims and Legal Proceedings - As further described in the Company's 2002 Annual Report to Stockholders, the Company is involved in various legal actions arising in the normal course of its business, including a National Park Service investigation regarding the presence of residual radioactive materials and contamination at a uranium mine previously owned by a predecessor of one of the Company's subsidiaries. Although the ultimate cost of these matters cannot be predicted with certainty, the outcomes of such legal actions are not expected, either individually or in the aggregate, to result in a material adverse effect on the Company's business, results of operations, or financial condition. There were no material developments with respect to these matters during first quarter 2003.



ITEM 2.


              INTEGRATED DEFENSE TECHNOLOGIES, INC.
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

     General

     Integrated Defense Technologies, Inc. (the "Company") is a designer and developer of advanced electronics and technology products for the defense and intelligence industries. The Company's products are installed on or used in support of a broad array of military platforms in order to enhance their operational performance or extend their useful lives. The Company's customers include all branches of the military services, major domestic prime defense contractors such as The Boeing Company, General Dynamics Corporation, Lockheed Martin Corporation, Northrop Grumman Corporation, Raytheon Company and United Defense Industries, Inc., foreign defense contractors, foreign governments and U.S. Government agencies.

     The Company's contracts typically fall into two categories: cost-plus and fixed-price contracts. Contracts for research, engineering, prototypes, repair and maintenance and similar are typically cost-plus arrangements. Customer-funded research and development costs are typically included in the Company's contracts and booked as revenue and cost of revenue.

     In a fixed-price contract, the price is not subject to adjustment based upon cost incurred to perform the required work under the contract. In a cost-plus contract, the Company is reimbursed for allowable incurred costs plus a fee, which may be fixed or variable. The price on a cost-plus contract is based upon allowable cost incurred, but generally is subject to contract funding limitations. Under fixed-price contracts, the Company agrees to perform for a predetermined contract price. Although fixed-price contracts generally permit the Company to keep profits if costs are less than projected, the Company bears the risk that increased or unexpected costs may reduce profit or cause the Company to sustain losses on the contracts. Generally, fixed-price contracts offer higher margins than cost-plus type contracts.

     All of the Company's domestic U.S. Government contracts and subcontracts are subject to audit and various cost controls and include standard provisions for termination at the convenience of the U.S. Government or for default. The Department of Defense generally has the right to object to the costs as not allowable or as unreasonable, which can increase the level of costs the Company bears. Multi-year U.S. Government contracts and related orders are subject to cancellation if funds for contract performance for any subsequent year are not available. Foreign government contracts generally include comparable provisions relating to termination at the convenience of the foreign government or for default.

     Prior to its November 1, 2002 acquisition of Signia (see the Company's Annual Report on Form 10-K for the year ended December 31, 2002 for further discussion), the Company accounted for substantially all of its contracts using the percentage-of-completion method of accounting. As revenues of the newly-acquired Signia business are generated primarily from shorter-term production jobs which are recognized at delivery, the Company's mix of percentage-of-completion revenues to total revenues has declined to approximately 80%. Under the percentage-of-completion method of accounting, revenue is matched with the cost incurred on each unit produced at the time the Company recognizes its sale based upon the estimate of the gross profit margin the Company expects to receive over the life of the contract. The Company currently evaluates its estimates of gross margin on a monthly basis. In addition, the Company uses the cumulative catch-up method to recognize its changes in estimates of sales and gross margins during the period in which those changes are determined. The Company charges any anticipated losses on a contract to operations as soon as those losses are determined. The principal components of the Company's cost of revenue are materials, subcontractor costs, labor, and overhead. The Company charges all of these costs to the respective contracts as incurred.

     The Company expenses operating costs such as sales and marketing, general and administrative, independent research and development costs, and bid and proposal costs in the period incurred. The major components of these costs are compensation and overhead. Capitalized debt issuance costs, qualifying software development costs, and intangible assets are amortized over their useful lives, with the amortization of capitalized software development costs included as a component of the Company's cost of revenue. Since January 1, 2002, the Company has been subject to a new accounting standard under which it no longer amortizes goodwill, although it must test its goodwill periodically for impairment.

     The Company's results of operations, particularly its revenue and its cash flows, may vary significantly from period to period depending upon the timing of delivery of finished products, the terms of contracts, and the level of export sales. As a result, period-to-period comparisons may show substantial changes disproportionate to the Company's underlying business activity. Accordingly, the Company does not believe that its quarterly results of operations are necessarily indicative of results for future periods.

     Forward Looking Statements

     The information contained in this report includes forward-looking statements, including in particular statements about plans, strategies and prospects under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." Words such as "may," "will," "expect," "anticipate," "believe," "estimate," "plan," "intend" and similar expressions in this report identify forward-looking statements. These forward-looking statements are based upon current views with respect to future events and financial performance of the Company based upon assumptions made by management. Actual results could differ
materially   from   those   projected  in   the   forward-looking
statements.

     The Company's forward-looking statements are subject to risks and uncertainties, including:

  o the Company's dependence on the defense industry and the business risks peculiar to that industry, including changing priorities due to geopolitical conditions or otherwise, or reductions in the U.S. Government defense budget;

  o the Company's ability to obtain future government contracts on a timely basis;

  o the availability of government funding and customer requirements;

  o the potential development of new and competing technologies and the Company's ability to compete technologically;

  o difficulties encountered in the integration of acquired businesses;

  o general economic conditions, the competitive environment of the defense industry, international business and political conditions, and timing of awards and contracts; and

  o  other  factors described under "Factors Which May  Affect
     Financial Condition and Future Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

     As for the forward-looking statements that relate to future financial results and other projections, actual results could be different due to the inherent uncertainty of estimates, forecasts, and projections, and may be better or worse than anticipated. Given these uncertainties, no reliance should be placed upon forward-looking statements. Forward-looking statements represent the Company's estimates and assumptions only as of the date they were made. The Company expressly disclaims any duty to provide updates to forward-looking statements and the estimates and assumptions associated with them after the date of this report in order to reflect changes in circumstances or expectations or occurrence of unanticipated events, except to the extent required by applicable securities laws.

     Results of Operations

     The  following  tables  summarize  the  Company's  operating information as a percentage of revenue and its segment  data  for the first quarters of 2003 and 2002:
--------------------------------------------------------------------------------
                                                             First Quarter
--------------------------------------------------------------------------------
                                                            2003        2002
--------------------------------------------------------------------------------
Statement of operations and other financial information:

Revenue                                                    100.0%     100.0%
Cost of revenue                                             68.1       71.4
--------------------------------------------------------------------------------
  Gross Profit                                              31.9       28.6

Sales and marketing expense                                  4.6        5.7
General and administrative expense                          10.0        8.1
Research  and development and bid and proposal expenses      6.9        5.2
Amortization expense                                         1.0         .3
--------------------------------------------------------------------------------
   Income from operations                                    9.4%       9.3%
================================================================================

EBITDA (1)                                                  14.9%      13.6%
================================================================================

Operations   information   by   segment   and   other   financial information:
(In millions)

Revenue:
  Electronic Combat Systems                                $31.6      $32.2
  Diagnostics & Power Systems                               18.3       21.7
  Communications & Surveillance Systems                     31.0       14.2
  Other                                                      ---         .3
--------------------------------------------------------------------------------
    Total revenue                                          $80.9      $68.4
================================================================================

Gross profit:
  Electronic Combat Systems                                $ 8.8      $ 9.7
  Diagnostics & Power Systems                                4.7        4.4
  Communications & Surveillance Systems                     12.2        5.3
  Other                                                       .1         .2
--------------------------------------------------------------------------------
    Total gross profit                                     $25.8      $19.6
================================================================================

EBITDA (1) :
  Electronic Combat Systems                                 $4.9       $5.2
  Diagnostics & Power Systems                                2.1        2.2
  Communications & Surveillance Systems                      5.0        2.1
  Other                                                       .1        (.2)
--------------------------------------------------------------------------------
   Total EBITDA                                            $12.1       $9.3
================================================================================

    (1) The Company's EBITDA (earnings before interest, taxes, depreciation, and amortization) represents income (loss) from operations plus depreciation and amortization expense. EBITDA is not a presentation made in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), and as such, it should not be considered in isolation or as a substitute for net income (loss), cash flows from operating activities, or other income or cash flow statement data prepared in accordance with U.S. GAAP or as a measure of profitability or liquidity. EBITDA is the measure of segment profit or loss which is reviewed by the Company's Chief Executive Officer and Board of Directors, and as such, in accordance with the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, it is the measure used for the Company's segment disclosures. The Company monitors EBITDA by segment to determine each segment's ability to satisfy its debt service, capital expenditure, and working capital requirements and because certain covenants in the Company's revolving credit and term loan facility are based upon similar measures. EBITDA does not fully consider the impact of investing or financing transactions as it specifically excludes depreciation and amortization charges, which should be considered in the overall evaluation of results. Additionally, the Company's EBITDA is not necessarily comparable to other similarly titled captions used by other companies. For a reconciliation of the Company's EBITDA to income (loss) before income taxes, see Note 10 of Notes to Consolidated Financial Statements contained in this quarterly report on Form 10-Q.

     COMPARISON OF FIRST QUARTER 2003 TO FIRST QUARTER 2002

     Results of Operations. In first quarter 2003, the Company earned net income of $3.0 million, or $0.14 per share, compared to a first quarter 2002 net loss of $11.1 million, or ($0.70) per share. The Company's first quarter 2002 results included charges totaling $20.7 million ($12.6 million after tax, or $0.80 per share) for debt retirement and refinancing concurrent with the Company's February 27, 2002 initial public offering. These charges, which included prepayment penalties, payments to terminate interest rate swaps, and write-offs of capitalized debt issuance costs and unamortized discounts associated with the extinguished debt, are reflected as "Refinancing costs" in the Company's consolidated statement of operations for first quarter 2002. See Note 2 of Notes to Consolidated Financial Statements contained in this quarterly report on Form 10-Q for further details regarding these charges.

     Revenue.       Revenue   for   first   quarter   2003    was
$80.9 million, up $12.5 million, or 18%, compared to revenue of $68.4 million for first quarter 2002. This increase was directly attributable to the acquisition of Signia in fourth quarter 2002. Signia's revenues, which are included in the results of the Company's Communications & Surveillance Systems segment, totaled $17.5 million for the quarter. Excluding the impact of Signia, Communications & Surveillance Systems' revenues declined by $.7 million, or 5%, from the prior year period. The Company's Diagnostics & Power Systems and Electronic Combat Systems segments also experienced revenue declines of $3.4 million, or 16%, and $.6 million, or 2%, respectively. The Diagnostics & Power Systems segment had a very strong first quarter 2002 due to fourth quarter 2001 orders for embedded diagnostics, additions to the scope of the Abrams Systems Technical Support program, and earlier than expected booking of the Common Support Function
Module program. Booking and program delays in the Communications & Surveillance Systems segment served to offset strong first quarter 2003 domestic television orders for the segment's Doppler weather radar systems. Electronic Combat Systems' revenues were negatively impacted by a temporary delay in a large U.S. Air Force program. This program is now in progress and should benefit the segment's revenues in second quarter 2003. The program delays experienced in the Communications & Surveillance Systems and Electronic Combat Systems segments related primarily to timing issues and as such, they are not anticipated to have a negative impact on the Company's full year 2003 revenue.

     Gross Profit. The Company's gross profit for first quarter 2003 was $25.8 million, up $6.2 million, or 32%, compared to gross profit of $19.6 million for first quarter 2002. As a percentage of revenue, gross profit increased from 28.6% in first quarter 2002 to 31.9% in first quarter 2003. Both the dollar and percentage increases in gross profit were due primarily to the higher margins earned by the newly acquired Signia business. Including Signia, Communications & Surveillance Systems earned a gross profit of $12.2 million, or 39.5%, compared to $5.3 million, or 37.2%, in first quarter 2002. Losses incurred by the Company's Zeta division in first quarter 2003 served to partially offset the positive impact of Signia on this segment's gross profit. The Company's first quarter 2003 gross profit was also positively impacted by a decline in the mix of Diagnostics & Power Systems' revenues to total revenue. As this segment has a higher proportion of cost-plus business than the other segments, its margins will generally be lower, improving the consolidated margin percentage in periods of decreased Diagnostics revenue relative to total revenue. These positive factors were partially offset by a decline in Electronic Combat Systems' gross profit due to the program delays discussed previously and resulting inefficiencies.

     Sales and Marketing Expense. The Company's sales and marketing expense for first quarter 2003 was $3.7 million, down $.2 million, or 5%, compared to $3.9 million for first quarter 2002. As a percentage of revenue, sales and marketing expense was down from 5.7% in first quarter 2002 to 4.6% in first quarter 2003. Signia's sales and marketing expense for first quarter 2003 approximated $1.0 million. Excluding the impact of Signia, Communications & Surveillance Systems' and Electronic Combat Systems' expenses declined by $.5 million and $.6 million, respectively, due to declines in commission expenses resulting from a lower mix of international revenues in the quarter. Diagnostics & Power Systems' expenses were relatively flat with the first quarter 2002 level.

     General and Administrative Expense. The Company's general and administrative expense for first quarter 2003 was $8.1 million, up $2.6 million, or 47%, compared to $5.5 million for first quarter 2002. As a percentage of revenue, general and administrative expense was up from 8.1% in first quarter 2002 to 10.0% in first quarter 2003. Signia accounted for approximately $1.0 million of the increase from the prior year period. The remainder of the increase was due to bad debt expenses incurred by the Company's Diagnostics & Power Systems segment, additional spending associated with the combination of Zeta and Signia, and incremental expenses associated with public company status for a full quarter in 2003. Electronic Combat Systems', Diagnostics & Power Systems' and Communications & Surveillance Systems' general and administrative expenses increased by $.6 million, $.4 million, and $1.9 million, respectively.

     Research and Development and Bid and Proposal Expenses. The Company's research and development and bid and proposal expenses were $5.6 million for first quarter 2003, up $2.0 million, or 56%, compared to $3.6 million for first quarter 2002. As a percentage of revenue, research and development and bid and proposal expenses increased from 5.2% in first quarter 2002 to 6.9% in first quarter 2003. Signia's research and development and bid and proposal expenses for first quarter 2003 approximated $2.3 million. This increase in the Company's expenses was partially offset by a $.4 million decline in expenses of the Electronic Combat Systems segment. Other than the expenses incurred by Signia, most of the Company's first quarter research and development expenses related to projects which were carried over from 2002. The Company expects its research and development expenses to increase over the remainder of 2003 as new projects are now under way.

     Amortization Expense. The Company's amortization expense, excluding amounts included in cost of revenue for amortization of its internally developed software, was $.8 million for first quarter 2003, up $.6 million compared to amortization expense of $.2 million in first quarter 2002. The increase is the direct result of the Signia acquisition in fourth quarter 2002. See
Note 5 of Notes to Consolidated Financial Statements contained in this quarterly report on Form 10-Q for details of the Company's intangible assets, substantially all of which were acquired in the Signia acquisition.

     Income from Operations. The Company's income from operations was $7.6 million, or 9.4% of revenue, for first quarter 2003, up $1.2 million compared to $6.4 million, or 9.3% of revenue, for first quarter 2002. Communications & Surveillance Systems' operating income increased by $1.6 million to a total of $3.2 million. Signia contributed $2.7 million to the segment's operating income; however, this increase was offset by losses incurred by the Company's Zeta division and additional expenses associated with the combination of Zeta and Signia. Electronic Combat Systems' operating income declined by $.6 million to a total of $2.9 million due to the reduction in the segment's revenue and gross margin resulting from the previously discussed program delay. Diagnostics & Power Systems' operating income was relatively flat with the first quarter 2002 level at $1.7 million.

     Interest Expense. The Company's interest expense for first quarter 2003 was $3.1 million, compared to $3.8 million in first quarter 2002. The interest expense decline from the prior year period was due primarily to a decline in expense associated with the Company's interest rate swap agreements. Average LIBOR rates declined from approximately 1.9% in first quarter 2002 to 1.3% in first quarter 2003. However, the positive impact of the interest rate decline on the Company's floating rate debt was offset by the adverse effect of its LIBOR-based interest rate swap agreements.

     Income Tax Expense. Income tax expense for first quarter 2003 was $1.7 million or 36.5% of pretax income, compared to an income tax benefit of $7.1 million or 39% of pretax loss in first quarter 2002. The effective income tax rate in both periods exceeded the U.S. federal statutory rate in those periods due primarily to state income taxes and to non-deductible expenses such as meals and entertainment.

      EBITDA. The Company's EBITDA was $12.1 million, or 14.9% of revenue, in first quarter 2003, versus $9.3 million, or 13.6% of revenue, in first quarter 2002. Communications & Surveillance Systems' EBITDA increased by $2.9 million to a total of $5.0 million due primarily to the acquisition of Signia in fourth quarter 2002, though losses incurred by the segment's Zeta division served to partially offset this positive impact. Electronic Combat Systems' EBITDA declined by $.3 million to a total of $4.9 million, primarily due to the Air Force program delay. Diagnostics & Power Systems' EBITDA was relatively flat with the first quarter 2003 level at $2.1 million.

     Liquidity and Capital Resources

     In first quarter 2003, the Company generated net cash of $3.4 million, primarily from its operations, compared to a net cash generation of $6.4 million in first quarter 2002, primarily from the net proceeds of its initial public offering and debt refinancing.

     Cash generated from operations in first quarter 2003 totaled $4.1 million, compared to a net operating cash usage of $2.9 million in first quarter 2002. The improvement from the prior year period reflects improvements in the Company's operating earnings and working capital management.

     Capital expenditures in first quarter 2003 were $2.4 million, up from $1.4 million in first quarter 2002. The Company's capital expenditures consist primarily of purchases of engineering equipment, office equipment, and building and leasehold improvements. Due to the nature of the Company's business, capital expenditures historically have not been substantial. The increase in first quarter 2003 was due primarily to an additional investment by Electronic Combat Systems in airborne instrumentation pods which are leased to the U.S. Air Force in Europe. The Company expects that its total capital expenditures for 2003 will be within the range of $8 to $10 million.

     In first quarter 2002, the Company completed an initial public offering of 8 million shares of common stock at $22 per share. In the offering, the Company sold 6 million primary shares, generating net cash proceeds of approximately $116.7 million, consisting of a $117.3 million net cash inflow in first quarter 2002 and a $.6 million cash outflow in second quarter 2002 for offering expenses which were not paid in the first quarter. Concurrent with the closing of the offering, the Company repaid the outstanding balances of its revolving credit and term loan agreement and its senior subordinated notes ($125.8 million and $51.3 million, respectively) and replaced the previous revolving credit and term loan facility with a new facility provided by a syndicate of financial institutions. Refinancing costs paid in connection with this early retirement and refinancing of the credit facility totaled $14.8 million ($14.5 million of which were paid in first quarter 2002), including prepayment penalties of $2.6 million, new debt issuance costs of $4.6 million, and a $7.6 million payment to terminate interest rate swap agreements associated with the extinguished debt. The new credit facility provided financing of up to $125 million, consisting of a $40 million five-year revolving credit facility, a $40 million five-year term loan, and a $45 million six-year term loan.

     On November 1, 2002, in connection with the Signia acquisition, the Company amended and restated its revolving credit and term loan facility. The amendment increased the six-year term loan by $135 million, increased availability under the revolving credit facility by $5 million, and updated the financial covenants in the agreement to reflect the integration of Signia into the Company's Communications & Surveillance Systems segment. At March 28, 2003, the Company had outstanding borrowings of $218.5 million under the facility, consisting of $36.6 million under the five-year term loan, $179.3 million under the six-year term loan, and $2.5 million under the revolving credit facility. In addition, $18.3 million of the credit line was allocated to support the Company's letters of credit at March 28, 2003, leaving available borrowings under the facility of $24.2 million as of that date.

     On March 31, 2003, the Company repaid the entire amount outstanding under the revolving credit facility and made its scheduled payments on the five- and six-year term loans of $1,125,000 and $450,000, respectively. Current interest rates on the outstanding term loan balances are 4.29% and 5.29%, respectively.

     Borrowings under the amended facility are secured by a pledge of substantially all of the Company's assets and bear interest at a base rate or LIBOR plus an applicable margin ranging from 1% to 4%. Available borrowings under the revolving credit facility are determined by the Company's borrowing base, which is calculated based upon eligible accounts receivable and inventories as defined in the agreement.

     The amended revolving credit and term loan agreement contains certain financial covenants of the Company, including minimum net worth, minimum EBITDA, and maximum total leverage ratio, and places limitations or restrictions on various business transactions, including capital expenditures, investments, purchases of the Company's stock, dividend payments, and asset sales. The Company was in compliance with these covenants on March 28, 2003.

     Historically, the Company's primary sources of liquidity have been cash provided by operations and its revolving credit agreement. The Company's liquidity position is dependent upon a number of factors, including the timing of production and delivery on sales contracts and the timing of billing and collection activity. Purchases of materials for production and
payments   for   labor  and  overhead  expenses   can   represent
significant advance expenditures, and billings to and collection from customers can lag these expenditures significantly on some
longer-term   customer   contracts.    The   Company's    billing
arrangements include (a) monthly progress payments (typically on fixed-price contracts) in which customers are billed 80% of incurred cost plus general and administrative expenses but without profit, (b) monthly billing in full at cost incurred plus profit (typically on cost-plus contracts), (c) periodic milestone achievement-based billing at cost incurred plus profit, and (d) billing at final delivery at cost incurred plus profit. Fixed-price contracts, some milestone-based billing contracts, and bill-at-delivery contracts represent a significant required use of working capital for the Company that must be funded by operations or through external sources.

     The Company has three defined benefit pension plans covering certain of its employees. See Note 13 of Notes to Consolidated Financial Statements contained in the Company's Annual Report to Stockholders for a complete description of these plans, including details regarding fluctuations in the fair values of plan assets and the projected benefit obligations associated with these plans for the three years ended December 31, 2002. While the cash requirements and expenses associated with these plans were minimal during this three year period, the Company anticipates that, absent a recovery in the equity market, it may be required to make cash contributions to the plans in 2003 in order to meet minimum plan funding requirements.

     The Company's liquidity and ability to generate cash has improved significantly throughout the past year, and the Company anticipates further improvement throughout 2003 as the result of its improved profitability and continuing focus on working capital management. Based upon its current level of operations and
anticipated   growth,  the  Company  believes  that   cash   from
operations and other available sources of liquidity, including borrowings under the amended revolving credit facility, will be sufficient to fund its operations for at least the next two
years.    The   Company  does  not  anticipate  any   significant
nonoperating events that will require the use of cash.

     The  Company  has  contractual obligations  to  make  future payments  under its amended term loan agreement and  under  long-
term  noncancelable lease agreements.  The following  table  sets forth these contractual obligations as of March 28, 2003.
--------------------------------------------------------------------------------
                                            Payments due by period
--------------------------------------------------------------------------------
Contractual Obligation       2003      2004-2007     2008 and beyond      Total
--------------------------------------------------------------------------------
(In millions)

Term loans                   $7.2        $38.4             $170.3        $215.9
Capital leases                 .1           .2                ---            .3
Operating leases              3.9         14.5                2.3          20.7
--------------------------------------------------------------------------------
  Total                     $11.2        $53.1             $172.6        $236.9
================================================================================

      The Company's term loan obligations for 2008 and beyond relate primarily to its six-year term loan, which must be paid in full by March 4, 2008. The Company may prepay any obligations under its revolving credit and term loan facility without penalty. In addition, the lenders under the facility may require prepayments from the proceeds of certain transactions, including sales of net assets, issuance of equity securities, insurance/condemnation settlements, and the reversion of surplus assets from pension plans, as well as from any excess cash flows, as defined in the agreement, generated by the Company during a fiscal year.

     The Company's noncancelable operating leases are primarily for office space and manufacturing equipment. Certain of these agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges.

     At March 28, 2003, the Company had outstanding letters of credit of approximately $18.3 million. These letters of credit, substantially all of which expire within a year, relate primarily to the Company's contracts with foreign governments.

     Backlog

     The Company defines backlog as the value of contract awards received from customers which have not been recognized as sales. Funded backlog refers to contract awards for which the Company has received orders and the customer has obligated funds. Unfunded backlog consists of potential product orders relating to existing customer contracts that are the subject of customer options for additional products or potential orders under existing contracts that receive annual or incremental funding. A significant portion of the Company's sales are to prime contractors, the Department of Defense and foreign governments pursuant to long-term contracts. Accordingly, the Company's backlog consists in large part of orders under these contracts. As of March 28, 2003 the funded backlog was $288.4 million, and the total backlog was $409.7 million. At any given point in time, the Company can generally expect to ship approximately 60% of its funded backlog contracts within the next twelve months.

     The following depicts the Company's backlog of orders by business segment at March 28, 2003 and December 31, 2002:

--------------------------------------------------------------------------------------------
                                                  Funded                    Unfunded
                                                  ------                    --------
                                          March 28,  December 31,    March 28,  December 31,
                                            2003         2002          2003         2002
--------------------------------------------------------------------------------------------
 (In millions)
Electronic Combat Systems                  $139.6       $140.2         $102.9      $ 98.3
Diagnostics & Power Systems                  63.5         59.4           16.0        17.9
Communications  & Surveillance Systems       85.3         86.2            2.4          .9
--------------------------------------------------------------------------------------------
  Total Backlog                            $288.4       $285.8         $121.3      $117.1
============================================================================================

     While it is expected that a substantial portion of funded backlog will be converted to revenue during 2003, the Company cannot provide assurance that the backlog, both funded and unfunded, will become revenue in any particular period, if at all. Uncertain timing of bookings and revenue recognition is typical in the industry in which the Company conducts business.

     Seasonality

     The Company's business is seasonal, with a concentration of revenue in the fourth quarter of the year, as many of the Company's sales contracts expire on December 31 of each year. As a result, product sales efforts at year end are expedited to fulfill funding terms prior to expiration of the contracts.

     Related Party Transactions

     The Company pays Veritas Capital Management, L.L.C. ("Veritas") an annual management fee. Veritas controls the Company's principal stockholder, IDT Holding, L.L.C. The Company paid $225,000 in management fees to Veritas in both first quarter 2003 and 2002. In addition, in connection with the Company's initial public offering on February 27, 2002, the Company paid a $1.5 million transaction advisory fee to The Veritas Capital Fund, L.P. The Company was not indebted to its principal stockholder or to Veritas at March 28, 2003 or December 31, 2002. Robert B. McKeon and Thomas J. Campbell, the Chairman and Secretary of the Company, respectively, and members of its Board of Directors, are managing members of Veritas.

     William G. Tobin, a member of the Company's Board of Directors and audit committee, is a Managing Director and Chairman of the Defense and Aerospace practice of Korn/Ferry International, an executive search firm. The Company contracted with Korn/Ferry in 2002 to conduct its search for a Chief Operating Officer. During 2002, the Company made payments to Korn/Ferry totaling $179,000 in connection with this search, including $94,000 paid in first quarter 2002. The search was concluded in 2002, and no further payments to Korn/Ferry in connection with the search have been made.

     Edward N. Ney, a member of the Company's Board of Directors and audit committee, is Chairman Emeritus of Young & Rubicam, an advertising firm for which he previously served as President and Chief Executive Officer. The Company has contracted with Burson-Marsteller, an affiliate company of Young & Rubicam, to manage its investor relations functions. The Company made payments to Burson-Marsteller totaling approximately $42,000 and $82,000 in the first quarters of 2003 and 2002, respectively.

     Critical Accounting Policies and Estimates

     Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions which affect the amounts reported in the financial statements and determine whether contingent assets and liabilities, if any, are disclosed in the financial statements. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to long-term contracts, product returns and warranty obligations, bad debts, inventories, the recoverability of goodwill and other intangible assets, fixed asset lives, income taxes, self-insurance reserves, pensions and other post-retirement benefits, environmental matters, litigation, and other contingencies. The Company bases its estimates and assumptions on historical experience and on various other factors which are believed to be reasonable under the circumstances, including current and expected economic conditions, the results of which form the basis for making judgments about the carrying values of assets and liabilities which are not readily apparent from other sources. Actual results could differ materially from the Company's estimates under different assumptions or conditions.

     The Company believes the following critical accounting policies affect its more significant estimates and assumptions used in the preparation of its consolidated financial statements:

     Revenue  Recognition.   The Company recognizes  revenue  and
profit on approximately 80% of its contracts using the percentage-of-completion method of accounting, which relies on estimates of total expected contract revenues and costs. The Company follows this method since reasonably dependable estimates of the revenues and costs applicable to various stages of the contracts can be made. Recognized revenues and profit are subject to revisions as the projects progress to completion. Revisions to the Company's profit estimates are charged to income in the period in which the facts that give rise to the revisions become known. Although the Company makes provisions for losses on its contracts in its financial statements, it cannot provide assurance that such contract loss provisions, which are based upon estimates, will be adequate to cover all future losses or that it will not be required to restate prior period quarterly or annual financial statements as the result of errors in its estimates.

     Goodwill. The Company's March 28, 2003 consolidated balance sheet contains a goodwill asset in the amount of $142.1 million. In accordance with the provisions of FASB Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), the Company performs periodic impairment tests of its goodwill. The process of evaluating goodwill for impairment involves the determination of the fair value of the Company's business units. Inherent in such fair value determinations are certain judgments and estimates, including the interpretation of current economic indicators and market valuations, and assumptions about the Company's strategic plans with regard to its operations. To the extent additional information arises or the Company's strategies change, it is possible that the Company's conclusions regarding goodwill impairment could change and result in a material effect on its consolidated financial position or results of operations.

     Other Intangible   Assets. The Company's  March   28,   2003
consolidated balance sheet contains other intangible assets totaling $55.4 million, substantially all of which were acquired in the Signia acquisition. These intangible assets consist of trade names and trademarks, patents and proprietary technology, and customer relationships. In accordance with the provisions of
FASB   Statement  of  Financial  Accounting  Standards  No.  144,
Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), the Company performs periodic impairment tests of its  intangible assets when events and circumstances warrant such
a  review.   The  process  of evaluating  intangible  assets  for
impairment involves the estimation of their remaining useful lives and the projection of future cash flows related to the assets. Factors that may impact these estimates and projections include, among other things, the level of brand support, customer demand, governmental regulation, the ability to raise prices, maintenance of historical market share and margins, and other
factors.    Changes  in the Company's estimates  and  assumptions
regarding these factors could affect the Company's conclusions regarding the value of its intangible assets and result in a
material   effect  on  its  financial  position  or  results   of
operations.

     Inventories. The Company reduces the value of its inventories for estimated obsolescence or unmarketable items in an amount equal to the difference between the cost of inventories and their estimated market values based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, inventory write-downs may be required.

     Contingencies. As discussed in its Annual Report on Form 10-K for the year ended December 31, 2002, the Company is involved in various legal actions arising in the normal course of its
business,   including  a  National  Park  Service   investigation
regarding the presence of residual radioactive materials and contamination at a uranium mine previously owned by a predecessor of one of the Company's subsidiaries. The outcomes of such legal
actions  are  not  expected,  either  individually  or   in   the
aggregate,  to  result  in  a  material  adverse  effect  on  the
Company's   business,   results  of  operations,   or   financial
condition. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in the Company's assumptions related to these proceedings. The Company accrues its best estimate of the probable cost for the resolution of legal claims. Such estimates are developed in consultation with outside counsel handling these matters and are based upon a combination of litigation and settlement strategies. To the extent additional information arises or the Company's strategies change, it is possible that the Company's best estimate of its liability in these matters, if any, may change.

     Pension and Other Postretirement Benefits. The Company follows the guidance of FASB Statement of Financial Accounting Standards No. 87, Employers' Accounting for Pensions ("SFAS 87"), and FASB Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions ("SFAS 106"), when accounting for pension and postretirement benefits. Under these accounting standards, assumptions are made regarding the valuation of benefit obligations and the performance of plan assets. Delayed recognition of differences between actual results and expected or estimated results is a guiding principle of these standards. This delayed recognition of actual results allows for a smoothed recognition of changes in benefit obligations and plan performance over the working lives of the employees who benefit under the plans. The primary assumptions are as follows:

o Discount rate - The discount rate is used in calculating the present value of benefits, which is based upon projections of benefit payments to be made in the future.

o Expected  return on plan assets - Management  projects  the future  return  on  plan  assets based principally  upon  prior
  performance.   These projected returns reduce the  net  benefit
  costs the Company will record currently.

     During  2002,  the Company made changes to  its  assumptions related  to  the  discount rate and the expected return  on  plan
assets.   Management consults with its actuaries  when  selecting
each of these assumptions.

     In selecting the discount rate, the Company considers fixed-income security yields, specifically AA-rated corporate bonds. At December 31, 2002, the Company decreased the discount rates used for all of its plans to 6.5% from the range of 7.0% to 7.25% used in the prior year as a result of decreased yields for long-term AA-rated corporate bonds.

     In  estimating  the  expected return  on  plan  assets,  the
Company  considers past performance and future  expectations  for the types of investments held by the plans as well as the expected long-term allocations of plan assets to these investments. At December 31, 2002, the Company decreased the expected return on plan assets for all of its plans to 8.5% from the range of 8.5% to 9% used in the prior year.

     A variance in the assumptions described above would have an impact on the projected benefit obligations, the accrued other postretirement benefit liabilities, the annual net periodic pension and other postretirement benefit cost, and the Company's other comprehensive loss associated with its minimum pension liability adjustment.

     The fair value of the Company's pension plan assets declined from $27.3 million at December 31, 2001 to $23.7 million at December 31, 2002 due to the payment of benefits and the decline in the equity markets. This decline will serve to increase pension expense for 2003 through the calculation of "market-related value", which recognizes changes in fair value averaged on a systematic basis over five years, but the amount of these contributions has not yet been determined.

     For additional information regarding the Company's pension and postretirement plans, see Note 13 of Notes to Consolidated
Financial  Statements  contained in  the  Company's  2002  Annual
Report to Stockholders.

     The above listing is not intended to be a comprehensive list of all of the Company's accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP, with no need for management's judgement of their application. There are also areas in which management's judgment in selecting an available alternative would not produce a materially different result. See the Company's audited financial statements and notes thereto contained in its 2002 Annual Report to Stockholders for a discussion of the Company's accounting policies and other disclosures required by U.S. GAAP.

     Recent Accounting Pronouncements

     In fourth quarter 2002, the Company early adopted the provisions of FASB Statement of Financial Accounting Standards No. 145 ("SFAS 145"), which rescinded FASB Statement of Financial Accounting Standards No. 4, Reporting Gains and Losses from Extinguishment of Debt ("SFAS 4"), and made other technical corrections to existing authoritative pronouncements. SFAS 4 required companies to classify all gains and losses from extinguishment of debt as extraordinary items, net of the related tax effects, in their statements of operations. SFAS 145 requires gains and losses from extinguishment of debt to be classified as income or loss from continuing operations unless they meet the criteria for classification as extraordinary items contained in Accounting Principles Board Opinion No. 30. In accordance with the provisions of SFAS 145, the Company has reclassified its first quarter 2002 early debt extinguishment loss of $13.1 million, which was previously classified as an extraordinary item, net of tax, into its loss from continuing operations. This loss is included in "Refinancing costs" in the Company's consolidated statement of operations for the quarter ended March 31, 2002. See Note 2 of Notes to Consolidated Financial Statements contained in this quarterly report on Form 10-Q for further discussion of the Company's refinancing costs.



Item 3: Quantitative and Qualitative Disclosures About Market Risk

     The Company has experienced no material changes in its market risk exposures which would affect the quantitative and qualitative disclosures provided in its Annual Report on Form 10-
K for the year ended December 31, 2002.


Item 4: Controls and Procedures

     Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was prepared. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.



INTEGRATED DEFENSE TECHNOLOGIES, INC.
PART II. OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 99.1 Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

     On April 30, 2003, the Company filed a report on Form 8-K to furnish the April 30, 2003 announcement of its earnings results for the quarter ended March 28, 2003 pursuant to Item
     12.   Disclosure  of  Results  of  Operations   and   Financial
     Condition.



              INTEGRATED DEFENSE TECHNOLOGIES, INC.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


              INTEGRATED DEFENSE TECHNOLOGIES, INC.
             ---------------------------------------
                         (Registrant)


By:   /s/ Thomas J. Keenan                     By: /s/ John W. Wilhoite
      -----------------------------                -----------------------------
      Thomas J. Keenan                             John W. Wilhoite
      Chief Executive Officer                      Vice President of Finance and
      (Principal Executive Officer)                Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)

Date: May 12, 2003                             Date: May 12, 2003





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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
   14) for the registrant and we have:

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



Date:   May 12, 2003                   /s/ Thomas J. Keenan
                                       ------------------------------------
                                       Thomas J. Keenan
                                       Chief Executive Officer




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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
   14) for the registrant and we have:

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



Date:  May 12, 2003                    /s/ John W. Wilhoite
                                       -------------------------------------
                                       John W. Wilhoite
                                       Vice President of Finance and
                                       Chief Financial Officer