Form 10-Q
period 2003-06-27
INTEGRATED DEFENSE TECHNOLOGIES INC
filed 2003-08-08
CIK 1163461

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

                 For the quarterly period ended June 27, 2003 OR

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

      Common stock, par value $.01 per share: 21,327,931 shares
                  outstanding as of August 8, 2003
================================================================================



                      INTEGRATED DEFENSE TECHNOLOGIES, INC.
                                    FORM 10-Q
                                  June 27, 2003

                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Consolidated Balance Sheets as of June 27, 2003 and
  December 31, 2002 (unaudited)                                           2

Consolidated Statements of Operations for the quarters and
  six months ended June 27, 2003 and June 30, 2002 (unaudited)            3

Consolidated Statements of Cash Flows for the six months
  ended June 27, 2003 and June 30, 2002 (unaudited)                       4

Notes to Condensed Financial Statements                                 5 - 12

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                  13 - 25

Item 3. Quantitative and Qualitative Disclosures About Market Risk       25

Item 4. Controls and Procedures                                          25

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders              26

Item 6. Exhibits and Reports on Form 8-K                                 26


SIGNATURES                                                               27


PART I. FINANCIAL INFORMATION
ITEM 1.

       INTEGRATED DEFENSE TECHNOLOGIES, INC.  AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                             (Unaudited)

--------------------------------------------------------------------------------
                                                        June 27,   December 31,
                                                          2003        2002
--------------------------------------------------------------------------------
(In thousands except share and per share amounts)

ASSETS

Current assets:
 Cash                                                  $ 13,785       $  8,969
 Restricted cash                                            448          1,140
 Accounts receivable, net                               133,687        134,304
 Inventories, net                                        21,996         20,242
 Prepaid expenses and other current assets                3,734          3,047
 Deferred income taxes                                    6,544          6,456
--------------------------------------------------------------------------------
  Total current assets                                  180,194        174,158
Property and equipment, net                              62,333         62,002
Goodwill, net                                           142,124        143,809
Other intangible assets, net (Note 5)                    54,764         55,963
Deferred income taxes                                       ---          2,987
Other assets                                              7,443          8,781
--------------------------------------------------------------------------------
  Total Assets                                         $446,858       $447,700
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Revolving credit loan                                 $    ---       $  2,500
 Current portion of long-term debt                        7,302          7,348
 Accounts payable                                        18,120         20,737
 Accrued compensation                                    14,917         13,162
 Other accrued expenses                                  16,145         13,230
 Derivative liabilities                                     425            458
 Billings in excess of costs and earnings                 9,099          6,055
--------------------------------------------------------------------------------
  Total current liabilities                              66,008         63,490
Long-term debt                                          197,263        208,860
Deferred income taxes                                       918            ---
Pension and other postemployment benefits                11,635         11,941
--------------------------------------------------------------------------------
  Total liabilities                                     275,824        284,291
--------------------------------------------------------------------------------
Commitments and contingencies (Note 12)
--------------------------------------------------------------------------------
Stockholders' equity:
 Preferred stock, $.01 par value per share,
  20,000,000 shares authorized, none issued
 Common stock, $.01 par value per share,
  200,000,000 shares authorized, 21,327,931 issued          213            213
 Additional paid-in capital                             170,955        170,955
 Accumulated other comprehensive loss                    (5,844)        (5,965)
 Retained earnings (deficit)                              5,710         (1,794)
--------------------------------------------------------------------------------
  Total stockholders' equity                            171,034        163,409
--------------------------------------------------------------------------------
  Total Liabilities and Stockholders' Equity           $446,858       $447,700
================================================================================

  The accompanying notes are an integral part of these consolidated financial statements.



             INTEGRATED DEFENSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

--------------------------------------------------------------------------------
                                         Quarter Ended        Six Months Ended
                                        June 27,  June 30,   June 27,   June 30,
                                          2003      2002       2003       2002
--------------------------------------------------------------------------------
(In thousands except per share amounts)

Revenue                                $93,418   $72,099    $174,317   $140,492
Cost of revenue                         63,982    50,288     119,092     99,131
--------------------------------------------------------------------------------
Gross profit                            29,436    21,811      55,225     41,361

Sales and marketing expense              4,002     2,841       7,706      6,724
General and administrative expense       8,130     6,411      16,255     11,931
Research and development and bid
  and proposal expenses                  6,685     4,493      12,254      8,068
Amortization expense                       756       201       1,536        418
--------------------------------------------------------------------------------
Income from operations                   9,863     7,865      17,474     14,220

Interest expense                        (3,001)   (1,027)     (6,087)    (4,858)
Refinancing costs                          ---       ---         ---    (20,696)
Other income (expense), net                185       231         430        252
--------------------------------------------------------------------------------
Income (loss) before income taxes        7,047     7,069      11,817    (11,082)

Income tax benefit (expense)            (2,572)   (2,579)     (4,313)     4,500
--------------------------------------------------------------------------------

Net income (loss)                       $4,475   $ 4,490      $7,504    $(6,582)
================================================================================

Earnings (loss) per share:
      Basic                               $.21      $.23        $.35      $(.37)
      Diluted                             $.21      $.21        $.35      $(.37)
================================================================================

Weighted-average shares outstanding:
      Basic                             21,328    19,801      21,328     17,837
      Diluted                           21,328    21,328      21,328     17,837
================================================================================

  The accompanying notes are an integral part of these consolidated financial statements.


             INTEGRATED DEFENSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------
                                                          Six Months Ended
                                                      June 27,         June 30,
                                                        2003             2002
--------------------------------------------------------------------------------
(In thousands)

OPERATING ACTIVITIES:
 Net income (loss)                                    $7,504         $(  6,582)
 Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
   Depreciation expense                                6,753             5,393
   Amortization expense                                2,183               509
   Refinancing costs                                     ---            20,696
   Deferred income taxes                               3,805          (  3,472)
   Changes in current assets and liabilities:
    Restricted cash                                      692               394
    Accounts receivable, net                             618          (  4,315)
    Inventories, net                                 ( 2,090)         (    144)
    Other current assets                             (   167)         (  1,718)
    Accounts payable                                 ( 2,617)            1,665
    Billings in excess of costs and earnings           3,044          (  1,238)
    Other current liabilities                          4,755          (  1,489)
--------------------------------------------------------------------------------
     Net cash provided by operating activities        24,480             9,699
--------------------------------------------------------------------------------

INVESTING ACTIVITIES:
 Purchases of property and equipment                 ( 6,998)         (  3,740)
 Capitalization of internally developed software     (   208)         (    493)
 Signia purchase price adjustments                     1,685               ---
 Other                                                   ---          (    123)
--------------------------------------------------------------------------------
     Net cash used in investing activities           ( 5,521)         (  4,356)
--------------------------------------------------------------------------------

FINANCING ACTIVITIES:
 Proceeds from sale of common stock,
  net of issuance costs                                  ---           116,688
 Issuance of long-term debt                              ---            85,000
 Repayment of long-term debt                         (11,643)         (169,823)
 Payment of refinancing costs                            ---          ( 14,716)
 Net repayments under revolving credit loans         ( 2,500)         (  8,500)
--------------------------------------------------------------------------------
     Net cash provided by (used in)
       financing activities                          (14,143)            8,649
--------------------------------------------------------------------------------
Net increase in cash                                   4,816            13,992
Cash at beginning of period                            8,969             3,893
--------------------------------------------------------------------------------
Cash at end of period                                $13,785         $  17,885
================================================================================


Supplemental disclosure of noncash
  financing activities:
    Unrealized loss on derivative
      financial instrument                           $( 239)         $(  1,075)

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

NOTE 2: REFINANCING

        On February 27, 2002, the Company completed an initial public offering of 8,000,000 shares of common stock at $22 per share. In the offering, the Company sold 6,000,000 primary shares, generating net cash proceeds of $116,688,000. The majority of the proceeds from the offering were used for debt retirement and refinancing. Concurrent with the closing of the offering, the Company repaid the outstanding balances on its revolving credit and term loan agreement and its senior subordinated notes ($125,836,000 and $51,250,000, respectively) and replaced the previous revolving credit and term loan facility with a new facility provided by a syndicate of financial institutions.

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

        On March 31, 2003, the Company repaid the $2,500,000 amount outstanding under the revolving credit facility, and on June 27, 2003, it prepaid $10,000,000 of the balance due under the term loan facility, consisting of $1,656,000 paid on Term Loan A and $8,344,000 paid on Term Loan B. This prepayment also served to reduce the Company's remaining scheduled quarterly payments under the term loan facility by approximately 4.7%.

        At June 27, 2003, the Company had outstanding borrowings of $204,375,000 under the facility, consisting of $33,844,000 under Term Loan A and $170,531,000 under Term Loan B. In addition, $14,720,000 of the credit line was allocated to support the Company's letters of credit on that date, leaving available borrowings under the facility of $30,280,000. The Company has not utilized the revolving credit facility since the March 31, 2003 repayment.

        On June 30, 2003, the Company made its scheduled payments on Term Loans A and B of $1,370,000 and $429,000, respectively. Current interest rates on the remaining outstanding loan balances are 4.1% and 5.1%, respectively.

        At June 27, 2003 and December 31, 2002, the fair values of the Company's borrowings under its revolving credit and term loan facility approximated their carrying values based upon the variable nature of the interest rates. For further information regarding the Company's revolving credit and term loan facility, including information regarding financial covenants and business restrictions associated with the facility, see "Liquidity and Capital Resources" contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this quarterly report on Form 10-Q.

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

NOTE 3: BUSINESS ACQUISITION

        On November 1, 2002, the Company acquired substantially all of the assets and assumed certain of the liabilities of the BAE SYSTEMS Advanced Systems Gaithersburg, Maryland operation (now known as "Signia"). Signia designs and manufactures high performance radio frequency surveillance equipment used in communications intelligence and signals intelligence applications. The Signia operation complements the Company's Communications & Surveillance Systems segment, particularly its Zeta division, which was operationally combined with Signia during the fourth quarter of 2002. In addition to reducing overhead expenses associated with the Zeta division, the integration of Signia into the Communications & Surveillance Systems segment is expected to broaden that segment's capabilities and technological expertise in surveillance and intelligence, while adding valuable new customer relationships.

        The aggregate purchase price paid in fourth quarter 2002 was $149,085,000, including direct acquisition costs, and was financed primarily through an add-on to the Company's revolving credit and term loan facility. (See Note 2 for details of the Company's credit facility.) In March 2003, the Company received a final closing purchase price adjustment of $1,899,000 in cash from the seller. In addition, during the first six months of 2003, the Company incurred additional expenses related to the acquisition totaling $214,000. These expenses also resulted in an adjustment to the purchase price and goodwill associated with the acquisition. (See Note 5 following.) The net cash inflow related to these Signia purchase price adjustments of $1,685,000 is reflected as "Signia purchase price adjustments" in the Company's consolidated statement of cash flows for the six months ended June 27, 2003.

        See Note 4 of Notes to Consolidated Financial Statements contained in the Company's 2002 Annual Report to Stockholders for complete details of the Signia acquisition, including the fair values of the assets acquired and liabilities assumed on the date of acquisition. For information regarding the intangible assets acquired, see Note 5 following.


NOTE 4: INVENTORIES

        Inventories consist of the following:
        ------------------------------------------------------------
                                         June 27,     December 31,
                                           2003           2002
        ------------------------------------------------------------
        (In thousands)

        Stock materials                  $16,514        $14,983
        Work-in-process                   11,999         10,525
        Finished goods                     2,065          3,363
        ------------------------------------------------------------
                                          30,578         28,871
        Less reserve for excess
          and obsolescence                 8,582          8,629
        ------------------------------------------------------------
            Inventories, net             $21,996        $20,242
        ============================================================

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

        Goodwill

        The Company completed the transitional impairment testing and reallocation of goodwill to its business units in the second quarter of 2002. For impairment testing purposes, the Company determined the value of its individual business units using a discounted cash flow model, a guideline company model, and a transaction model, and by observation of demonstrable fair values of comparable entities. The Company determined that there was no impairment of its goodwill as of the January 1, 2002 implementation date of SFAS 142.

        In fourth quarter 2002, in connection with the combination of its Zeta division with Signia, the Company determined the value of the Zeta division using a discounted cash flow model and wrote off the remaining unamortized goodwill balance associated with the division.

        The Company completed its first annual impairment testing of goodwill as of December 31, 2002 using a discounted cash flow model and a transaction model and determined that there was no further impairment of its goodwill. There have been no events or changes in circumstances during the first six months of 2003 which would indicate additional impairment of the Company's goodwill.

        Changes in the carrying amount of the Company's goodwill during the first six months of 2003 were as follows:

        -------------------------------------------------------------------------------------------
                                               Electronic   Diagnostics   Communications
                                                 Combat       & Power     & Surveillance
                                                Systems       Systems         Systems       Total
        -------------------------------------------------------------------------------------------
        (In thousands)

        Balance as of January 1, 2003            $53,221      $20,075        $70,513     $143,809
        Signia  purchase  price  adjustments
          (see  Note  3)                             ---          ---         (1,685)      (1,685)
        -------------------------------------------------------------------------------------------
        Balance as of June 27, 2003              $53,221      $20,075        $68,828     $142,124
        ===========================================================================================

        Other Intangible Assets

        -------------------------------------------------------------------------------------------
                                                             As of June 27, 2003
                                                             -------------------
                                              Gross Carrying      Accumulated      Net Carrying
                                                  Amount         Amortization          Amount
        -------------------------------------------------------------------------------------------
        (In thousands)

        Trade names and trademarks                $ 1,581            $  105           $ 1,476
        Patents and proprietary technology         13,870               614            13,256
        Customer relationships                     40,912               880            40,032
        -------------------------------------------------------------------------------------------

        Total                                     $56,363            $1,599           $54,764
        ===========================================================================================

        Annual amortization expense for each of the next five years should approximate $2,400,000.

NOTE 6: PROPERTY AND EQUIPMENT

        Property   and   equipment,   net  includes   allowances   for
        depreciation of $77,338,000 and $71,043,000 at June  27,  2003
        and December 31, 2002, respectively.

NOTE 7: INTEREST RATE SWAP AGREEMENTS

        The Company at times uses interest rate swap agreements to manage the risk associated with interest rate fluctuations on its variable rate debt. In October 2000, the Company entered into three such agreements with notional amounts of $25,000,000, $10,000,000, and $60,000,000, under which the
        Company paid fixed interest rates ranging from 6.39% to 6.75% and received a variable LIBOR-based rate of interest from the holders of the agreements. On March 4, 2002, in connection with its debt retirement and refinancing (see Note 2), the Company paid $7,571,000 to terminate these interest rate swap agreements. This expense is reflected as a component of "Refinancing costs" in the Company's consolidated statement of operations for the six months ended June 30, 2002.

        On December 31, 2002, the Company entered into an interest rate swap agreement with a notional amount of $115,000,000, under which the Company pays a fixed interest rate of 1.815% and receives a variable LIBOR-based rate of interest from the holder of the agreement. LIBOR approximated 1.4% at December 31, 2002 and 1.1% at June 27, 2003. As such, the swap agreement had a negative fair value of $458,000 ($291,000 net of tax benefit) at December 31, 2002 and $425,000 ($270,000 net of tax benefit) at June 27, 2003. These fair values, representing the approximate cost of terminating the swap on those dates, are reflected as "Derivative liabilities" and as a component of "Accumulated other comprehensive loss" in the Company's consolidated balance sheets. The interest rate swap agreement is scheduled to terminate in December 2003, and as such, the accumulated other comprehensive loss associated with the agreement, if any, can be expected to be reclassified into earnings during 2003.

        The difference between the pay and receive rates of interest on the Company's interest rate swap agreements is charged or credited to interest expense as incurred and reflected as a reclassification adjustment out of other comprehensive income
        (loss). In the first six months of 2002 and 2003, the Company's swap agreements increased its interest expense by $830,000 and $272,000, respectively.

        There was no impact to earnings due to hedge ineffectiveness during the first six months of 2002 and 2003. The Company does not use derivative financial instruments for speculative or trading purposes.

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

        On February 5, 2002, the Company's Board of Directors approved a 198.6359 to 1 common stock split. All share and per share amounts for the six months ended June 30, 2002 reflect this stock split.

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

        Common stock warrants outstanding during the quarter and six months ended June 30, 2002 equated to 1,526,946 dilutive weighted-average equivalent shares and 1,601,187 anti-dilutive weighted-average equivalent shares for the respective periods. The Company had no common stock warrants outstanding during the six months ended June 27, 2003.

NOTE 9: COMPREHENSIVE INCOME (LOSS)

        Comprehensive income (loss) includes net income (loss) as well as all other nonowner changes in equity. The components of the Company's comprehensive income (losses) for the quarters and six month periods ended June 27, 2003 and June 30, 2002 are presented below, net of related income tax effects. See Note 7 for further information regarding the interest rate swap agreements used by the Company and the impact of those agreements on its consolidated financial position and results of operations.

-------------------------------------------------------------------------------------------------
                                                        Quarter Ended          Six Months Ended
                                                     June 27,    June 30,   June 27,     June 30,
                                                       2003        2002       2003        2002
-------------------------------------------------------------------------------------------------
(In thousands)

Net income (loss)                                     $4,475     $4,490      $7,504     $(6,582)
Other comprehensive income (loss):
 Unrealized losses on interest rate swap agreements      (37)       ---        (152)       (656)
 Realized losses on interest rate swap agreements
   charged to net income (loss)                           97        ---         173       5,198
 Minimum pension liability adjustment                    113        (46)        100         (25)
-------------------------------------------------------------------------------------------------
      Comprehensive income (loss)                     $4,648     $4,444      $7,625     $(2,065)
=================================================================================================

NOTE 10:SEGMENT INFORMATION

        The Company's business presently consists of three operating segments: Electronic Combat Systems, Diagnostics & Power Systems, and Communications & Surveillance Systems. These reportable segments are defined primarily by their economic characteristics, the nature of their products and services, and by their class of customer.

        The Electronic Combat Systems segment designs, integrates, manufactures, and sells electronics and avionics equipment primarily to the U.S. Government for military, civil, and governmental uses, and designs, manufactures, and supports advanced test and evaluation systems, rangeless air combat training systems, threat simulation equipment, high power transmitters, and control subsystems for both guided bombs and missile launching systems for the U.S. Department of Defense, major defense prime contractors, and foreign government defense agencies.

        The Diagnostics & Power Systems segment is a contractor primarily to the U.S. Government and to foreign governments, and designs, manufactures, and supports test equipment, vehicle electronics systems, and energy management systems primarily for military combat vehicle applications.

        The Communications & Surveillance Systems segment designs and manufactures meteorological surveillance and analysis systems, more commonly known as Doppler weather radar systems, and designs and produces advanced electronics systems, subsystems, components, and radio frequency surveillance equipment for the defense, aerospace, and communications industries for U.S. and foreign government agencies and commercial customers.

        The Company evaluates the performance of its operating segments based upon revenue and earnings before interest, taxes, depreciation, and amortization ("EBITDA") (1), calculated as income from operations plus depreciation and amortization expense. The accounting policies of the operating segments are consistent across segments and are the same as those used in preparation of the consolidated financial statements of the Company. (See Note 2 of Notes to Consolidated Financial Statements included in the Company's 2002 Annual Report to Stockholders.) Sales among the operating segments are insignificant. The Company's corporate expenses are allocated in full to the segments on the basis of relative employment, revenue, and selected assets. Corporate assets are included in "All other" in the following table.

        Set forth below are revenue and EBITDA by operating segment for the quarters and six month periods ended June 27, 2003 and June 30, 2002.

        ------------------------------------------------------------------------------------------
                                                         Quarter Ended          Six Months Ended
                                                      June 27,    June 30,   June 27,     June 30,
                                                        2003       2002        2003        2002
        ------------------------------------------------------------------------------------------
        (In thousands)

        Revenues from Unaffiliated Customers:
          Electronic Combat Systems                   $37,276   $35,904      $ 68,919   $ 68,125
          Diagnostics & Power Systems                  22,797    19,902        41,071     41,587
          Communications & Surveillance Systems        33,345    16,253        64,327     30,485
          All other                                       ---        40           ---        295
        ------------------------------------------------------------------------------------------
            Total                                     $93,418   $72,099      $174,317   $140,492
        ==========================================================================================


        Other Financial Information:
        ------------------------------------------------------------------------------------------
        EBITDA:
         Electronic Combat Systems                    $ 6,867    $6,408       $11,787    $11,630
         Diagnostics & Power Systems                    2,542     2,110         4,644      4,287
         Communications & Surveillance Systems          4,913     2,455         9,900      4,524
         All other                                         26      (134)           79       (318)
        ------------------------------------------------------------------------------------------
            Total                                     $14,348   $10,839       $26,410    $20,123
        ==========================================================================================

        The increase in Communications & Surveillance Systems' revenue and EBITDA is due primarily to the acquisition of Signia in the fourth quarter of 2002. Signia's revenue and EBITDA for the first six months of 2003 totaled $36,633,000 and $7,494,000, respectively.

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

        Reconciliation of EBITDA to income (loss) before income taxes:

        ---------------------------------------------------------------------------------------------
                                                         Quarter Ended            Six Months Ended
                                                       June 27,     June 30,    June 27,     June 30,
                                                        2003         2002        2003         2002
        ---------------------------------------------------------------------------------------------
        (In thousands)
          EBITDA                                        $14,348     $10,839     $26,410    $20,123
          Less:  Depreciation and amortization expense    4,485       2,974       8,936      5,903
                 Interest expense                         3,001       1,027       6,087      4,858
                 Refinancing costs                          ---         ---         ---     20,696
          Add back other income                             185         231         430        252
        ---------------------------------------------------------------------------------------------
            Income (loss) before income taxes            $7,047      $7,069     $11,817   $(11,082)
        =============================================================================================

        The following table presents total assets for each of the
        Company's operating segments as of June 27, 2003 and
        December 31, 2002.
        ---------------------------------------------------------------------
                                                    June 27,    December 31,
                                                      2003         2002
        ---------------------------------------------------------------------
        (In thousands)

        Total assets:
          Electronic Combat Systems               $161,126       $163,615
          Diagnostics & Power Systems               54,711         57,216
          Communications & Surveillance Systems    207,798        202,004
          All other                                 23,223         24,865
        ---------------------------------------------------------------------
             Total                                $446,858       $447,700
        =====================================================================


NOTE 11:RECENT ACCOUNTING PRONOUNCEMENTS

        In fourth quarter 2002, the Company early adopted the provisions of FASB Statement of Financial Accounting Standards No. 145 ("SFAS 145"), which rescinded FASB Statement of Financial Accounting Standards No. 4, Reporting Gains and Losses from Extinguishment of Debt ("SFAS 4"), and made other technical corrections to existing authoritative pronouncements. SFAS 4 required companies to classify all gains and losses from extinguishment of debt as extraordinary items, net of the related tax effects, in their statements of operations. SFAS 145 requires gains and losses from extinguishment of debt to be classified as income or loss from continuing operations unless they meet the criteria for classification as extraordinary items contained in Accounting Principles Board Opinion No. 30. In accordance with the provisions of SFAS 145, the Company has reclassified its first quarter 2002 early debt extinguishment loss of $13,125,000, which was previously classified as an extraordinary item, net of tax, into its loss from continuing operations. This loss is included in "Refinancing costs" in the Company's consolidated statement of operations for the six months ended June 30, 2002. See Note 2 for further discussion of the Company's refinancing costs.

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

        The Company's liability for estimated warranty obligations is included as a component of "Other accrued expenses" in its consolidated balance sheets. Changes in the Company's warranty liability during the six months ended June 27, 2003 were as follows:

                                                  (In thousands)
                                                  --------------

           Balance at December 31, 2002              $ 2,522

           Product warranty accrual                      118
           Warranty costs incurred                       (95)
                                                     --------

           Balance at March 28, 2003                   2,545

           Product warranty accrual                      236
           Transfer from program estimate
              of cost to complete                      1,809
           Warranty costs incurred                      (416)
                                                     --------

           Balance at June 27, 2003                   $4,174
                                                     ========

        Letters of Credit - At June 27, 2003, the Company had outstanding letters of credit of approximately $14,720,000. These letters of credit, substantially all of which expire within a year, relate primarily to the Company's contracts with foreign governments.

        Claims and Legal Proceedings - As further described in the Company's 2002 Annual Report to Stockholders, the Company is involved in various legal actions arising in the normal course of its business, including a National Park Service investigation regarding the presence of residual radioactive materials and contamination at a uranium mine previously owned by a predecessor of one of the Company's subsidiaries. Although the ultimate cost of these matters cannot be predicted with certainty, the outcomes of such legal actions are not expected, either individually or in the aggregate, to result in a material adverse effect on the Company's business, results of operations, or financial condition. There were no material developments with respect to these matters during the first six months of 2003.


ITEM 2.

                INTEGRATED DEFENSE TECHNOLOGIES, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS

     General

     Integrated Defense Technologies, Inc. (the "Company") is a designer and developer of advanced electronics and technology products for the defense and intelligence industries. The Company's products are installed on or used in support of a broad array of military platforms in order to enhance their operational performance or extend their useful lives. The Company's customers include all branches of the military services, major domestic prime defense contractors such as The Boeing Company, General Dynamics
Corporation, Lockheed Martin Corporation, Northrop Grumman Corporation, Raytheon Company, and United Defense Industries, Inc., foreign defense contractors, foreign governments, and U.S. Government agencies.

     The Company's contracts typically fall into two categories: cost-plus and fixed-price contracts. Contracts for research, engineering, prototypes, repair and maintenance, and similar are typically cost-plus arrangements. Customer-funded research and development costs are typically included in the Company's contracts and booked as revenue and cost of revenue.

     In a fixed-price contract, the price is not subject to adjustment based upon cost incurred to perform the required work under the contract. In a cost-plus contract, the Company is reimbursed for allowable incurred costs plus a fee, which may be fixed or variable. The price on a cost-plus contract is based upon allowable costs incurred, but generally is subject to contract funding limitations. Under fixed-price contracts, the Company agrees to perform for a predetermined contract price. Although fixed-price contracts generally permit the Company to keep profits if costs are less than projected, the Company bears the risk that increased or unexpected costs may reduce profit or cause the Company to sustain losses on the contracts. Generally, fixed-price contracts offer higher margins than cost-plus type contracts.

     All of the Company's domestic U.S. Government contracts and subcontracts are subject to audit and various cost controls and include standard provisions for termination at the convenience of the U.S. Government or for default. The Department of Defense generally has the right to object to costs as not allowable or as unreasonable, which can increase the level of costs the Company bears. Multi-year U.S. Government contracts and related orders are subject to cancellation if funds for contract performance for any subsequent year are not available. Foreign government contracts generally include comparable provisions relating to termination at the convenience of the foreign government or for default.

     Prior to its November 1, 2002 acquisition of Signia (see the Company's Annual Report on Form 10-K for the year ended December 31, 2002 for further discussion), the Company accounted for substantially all of its contracts using the percentage-of-completion method of accounting. As revenues of the Signia business are generated primarily from shorter-term production jobs which are recognized at delivery, the Company's mix of percentage-of-completion revenues to total revenues has declined to approximately 80%. Under the percentage-of-completion method of accounting, revenue is matched with the cost incurred on each unit produced at the time the Company recognizes its sale based upon an estimate of the gross profit margin the Company expects to receive over the life of the contract. The Company currently evaluates its estimates of gross margin on a monthly basis. In addition, the Company uses the cumulative catch-up method to recognize its changes in estimates of sales and gross margins during the period in which those changes are determined. The Company charges any anticipated losses on a contract to operations as soon as those losses are determined. The principal components of the Company's cost of revenue are materials, subcontractor costs, labor, and overhead. The Company charges all of these costs to the respective contracts as incurred.

     The Company expenses operating costs such as sales and marketing expenses, general and administrative expenses, independent research and development costs, and bid and proposal costs in the period incurred. The major components of these costs are compensation and overhead. Capitalized debt issuance costs, qualifying software development costs, and intangible assets are amortized over their useful lives, with the amortization of capitalized software development costs included as a component of the Company's cost of revenue. Since January 1, 2002, the Company has been subject to a new accounting standard under which it no longer amortizes goodwill, although it must test its goodwill periodically for impairment.

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

     Forward Looking Statements

     The information contained in this report includes forward-looking statements, including in particular statements about plans, strategies, and prospects under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." Words such as "may," "will," "expect," "anticipate," "believe," "estimate," "plan," "intend," and similar expressions in this report identify forward-looking statements. These forward-looking statements are based upon current views with respect to future events and financial performance of the Company based upon assumptions made by management. Actual results could differ materially from those projected in the forward-looking statements.

     The Company's forward-looking statements are subject to risks and uncertainties, including:

        o the Company's dependence upon the defense industry and the business risks peculiar to that industry, including changing priorities due to geopolitical conditions or otherwise, or reductions in the U.S. Government defense budget;

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

     As for the forward-looking statements that relate to future financial results and other projections, actual results could be different due to the inherent uncertainty of estimates, forecasts, and projections and may be better or worse than anticipated. Given these uncertainties, no reliance should be placed upon forward-looking statements. Forward-looking statements represent the Company's estimates and assumptions only as of the date they were made. The Company expressly disclaims any duty to provide updates to forward-looking statements and the estimates and assumptions associated with them after the date of this report in order to reflect changes in circumstances or expectations or occurrence of unanticipated events, except to the extent required by applicable securities laws.

     Results of Operations

     The following tables summarize the Company's operating information as a percentage of revenue and its segment data for the quarters and six month periods ended June 27, 2003 and June 30, 2002:

--------------------------------------------------------------------------------
                                         Quarter Ended       Six Months Ended
                                      June 27,   June 30,  June 27,     June 30,
                                        2003       2002     2003          2002
--------------------------------------------------------------------------------
Statement of operations and other
  financial information:

Revenue                                100.0%     100.0%    100.0%     100.0%
Cost of revenue                         68.5       69.7      68.3       70.6
--------------------------------------------------------------------------------
  Gross profit                          31.5       30.3      31.7       29.4

Sales and marketing expense              4.3        4.0       4.4        4.8
General and administrative expense       8.7        8.9       9.3        8.5
Research and development and bid
   and proposal expenses                 7.1        6.2       7.1        5.7
Amortization expense                      .8         .3        .9         .3
--------------------------------------------------------------------------------
   Income from operations               10.6%      10.9%     10.0%      10.1%
================================================================================
EBITDA (1)                              15.4%      15.0%     15.2%      14.3%
================================================================================

Operations information by segment and other financial information:
(In millions)

Revenue:
 Electronic Combat Systems             $37.3      $35.9     $68.9     $ 68.1
 Diagnostics & Power Systems            22.8       19.9      41.1       41.6
 Communications & Surveillance Systems  33.3       16.3      64.3       30.5
 Other                                   ---        ---       ---         .3
--------------------------------------------------------------------------------
   Total revenue                       $93.4      $72.1    $174.3     $140.5
================================================================================

Gross profit:
 Electronic Combat Systems             $11.4      $11.8     $20.1     $ 21.5
 Diagnostics & Power Systems             5.5        4.7      10.3        9.1
 Communications & Surveillance Systems  12.5        5.3      24.8       10.7
 Other                                   ---        ---       ---         .1
--------------------------------------------------------------------------------
   Total gross profit                  $29.4      $21.8     $55.2     $ 41.4
================================================================================
EBITDA (1) :
 Electronic Combat Systems              $6.9      $ 6.4     $11.8     $ 11.6
 Diagnostics & Power Systems             2.5        2.1       4.6        4.3
 Communications & Surveillance Systems   4.9        2.5       9.9        4.5
 Other                                   ---        (.2)       .1        (.3)
--------------------------------------------------------------------------------
   Total EBITDA                        $14.3      $10.8     $26.4     $ 20.1
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

     Results of Operations. In second quarter 2003, the Company earned net income of $4.5 million on revenues of $93.4 million, up from a first quarter 2003 net income of $3.0 million on revenues of $80.9 million and flat with second quarter 2002 net income of $4.5 million on revenues of $72.1 million.

     For the first half of 2003, the Company earned net income of $7.5 million on revenues of $174.3 million, compared to a first half 2002 net loss of $6.6 million on revenues of $140.5 million. The Company's first half 2002 results included charges totaling $20.7 million ($12.6 million after tax, or $0.71 per share) for debt retirement and refinancing concurrent with the Company's February 27, 2002 initial public offering. These charges, which included prepayment penalties, payments to terminate interest rate swap agreements, and write-offs of capitalized debt issuance costs and unamortized discounts associated with the extinguished debt, are reflected as "Refinancing costs" in the Company's consolidated statement of operations for the first six months of 2002. See Note 2 of Notes to Consolidated Financial Statements contained in this quarterly report on Form 10-Q for further details regarding these charges.

     Revenue. Revenue for second quarter 2003 was $93.4 million, up 15% from the first quarter 2003 level and up 30% from the same prior year period. Year to date revenues are $174.3 million, up 24% from the first six months of 2002.

     The revenue improvement over the prior year levels is directly attributable to the Company's acquisition of Signia in fourth quarter 2002. Signia's revenues, which are included in the results of the Company's Communications & Surveillance Systems segment, totaled $19.2 million and $36.6 million, respectively, for the second quarter and first half of 2003. Compared to the first quarter of the year, all of the Company's operating segments experienced second quarter revenue growth as the first quarter was negatively impacted by booking and program delays.

     The Company's Communications & Surveillance Systems segment earned revenues of $33.3 million in second quarter 2003 and $64.3 million year to date. Excluding the impact of Signia, the segment's second quarter revenues were down 13% from the same prior year period, but up 5% from the first quarter 2003 level, and its year to date revenues were down 9% from the first half 2002 level. Portions of the business of this segment are subject to frequent delays in international business. However, the negative impact of these booking delays on the segment's revenues was partially offset by revenues generated from strong first quarter 2003 domestic television orders for the segment's Doppler weather radar systems.

     The Company's Electronic Combat Systems segment earned revenues of $37.3 million in second quarter 2003, up 18% and 4%, respectively, from the first quarter 2003 and second quarter 2002 levels. Year to date revenues were $68.9 million, up 1% from the first half 2002 level. Current year revenues for this segment, particularly those for the first quarter, were negatively impacted by a temporary delay in a large U.S. Air Force program. This program is now in progress and began to benefit the segment's revenues in the second quarter. In addition, a loss of congressional funding for programs of a portion of the segment's business has acted to lower current year revenue growth in the segment.

     Revenues for the Company's Diagnostics & Power Systems segment were $22.8 million for the quarter, up 25% from the first quarter 2003 level and 15 % from the same prior year period. Year to date revenues were $41.1 million, down 1% from the first half 2002 level. This segment had a very strong first quarter 2002 due to strong fourth quarter 2001 orders for embedded diagnostics, additions to the scope of the Abrams Systems Technical Support program, and earlier than expected booking of the Common Support Function Module program. Revenues for this segment continued to be strong in second quarter 2002 as the result of these programs and an early contract award for the 10th Year Power Supplies and Displays program. The segment's 2003 revenues have been negatively impacted by various program delays, though some recovery occurred in the second quarter.

     Year to date bookings for the Company's Electronic Combat Systems, Communications & Surveillance Systems, and Diagnostics & Power Systems segments totaled $68.2 million, $66.1 million, and $32.1 million, respectively. The program delays experienced in all of these operating segments relate primarily to timing issues, due in part to Department of Defense attention to the Iraqi conflict.

     Gross Profit. The Company's gross profit for the quarter was $29.4 million, up from $25.8 million in first quarter 2003 and $21.8 million in second quarter 2002. Year to date gross profit was $55.2 million, up from $41.4 million in the first half of 2002. The dollar increases in gross profit were the direct result of the previously described revenue increases.

     As a percentage of revenue, gross profit for the quarter was 31.5%, relatively flat with the first quarter 2003 level and up 1.2 points from the same prior year period. Year to date gross profit was 31.7% of revenue, up 2.3 points from the first half of 2002. First half gross profit margins have been unusually high due to high margins earned by the newly acquired Signia business, as its first half sales mix included more high margin products.

     Sales and Marketing Expense. The Company's sales and marketing expense for second quarter 2003 was $4.0 million, up $.3 million from the first quarter 2003 level and $1.2 million from the same prior year period. Year to date expenses were $7.7 million, up $1.0 million from the first half 2002 level. The expense increases from the prior year levels were primarily the result of the Signia acquisition. Signia's sales and marketing expense for the second quarter and first half of 2003 approximated $1.0 million and $2.0 million, respectively. Excluding the impact of Signia, Communications & Surveillance Systems' and Electronic Combat Systems' year to date expenses declined by $.2 million and $.7 million, respectively, from the first half 2002 levels due to declines in commission expenses resulting from a lower mix of international revenues. Commission expenses are generally higher on international jobs and will vary from quarter to quarter with the mix of international revenues to total revenues. Diagnostics & Power Systems' expenses were relatively flat with the first half 2002 level.

     As a percentage of revenue, sales and marketing expense has declined from 4.8% in the first half of 2002 to 4.4% in the current year period as the result of the shift in revenue mix toward domestic jobs.

     General and Administrative Expense. The Company's general and administrative expense for second quarter 2003 was $8.1 million, flat with the first quarter 2003 level and up $1.7 million from the same prior year period. Year to date expenses were $16.3 million, up $4.3 million from the first half 2002 level. Signia accounted for approximately $1.1 million of the increase from second quarter 2002 and $2.1 million of the year to date increase. The remainder of the expense increases over the prior year levels was due to bad debt expenses incurred by the Company's Diagnostics & Power Systems segment, additional spending associated with the operational combination of Zeta and Signia, and incremental expenses associated with public company status for the entire first half of 2003. Excluding the impact of Signia, Electronic Combat Systems', Diagnostics & Power Systems' and Communications & Surveillance Systems' year to date general and administrative expenses increased by $.8 million, $.8 million, and $.7 million, respectively.

     As a percentage of revenue, general and administrative expense has increased from 8.5% in the first half of 2002 to 9.3% in the current year period due to the aforementioned factors.

     Research and Development and Bid and Proposal Expenses. The Company's research and development and bid and proposal expenses were $6.7 million for second quarter 2003, up $1.1 million from the first quarter 2003 level and $2.2 million from the same prior year period. Year to date expenses were $12.3 million, up $4.2 million from the first half 2002 level. Signia's expenses, which totaled $2.2 million for second quarter 2003 and $4.5 million year to date, accounted for essentially all of the increase from the prior year levels. Excluding the impact of Signia, Diagnostics & Power Systems' and Communications & Surveillance Systems' year to date expenses increased by $.2 million and $.3 million, respectively, while Electronic Combat Systems' expenses were down $.8 million from an unusually high first half 2002 level caused by a higher level of bid and proposal activity.

     Other than the expenses incurred by Signia, most of the Company's first quarter research and development expenses related to projects which were carried over from 2002. In second quarter 2003, the Company's research and development spending began to increase due to commencement of new projects. Bid and proposal expenses also increased in the second quarter due to an increase in the number of projects being proposed. Both bid and proposal and research and development expenses may continue to increase in the second half of the year.

     As a percentage of revenue, research and development and bid and proposal expenses were 7.1% for both the second quarter and first half of 2003, up from 5.7% in the first half of 2002.

     Amortization Expense. The Company's amortization expense, excluding amounts included in cost of revenue for amortization of its internally developed software, was $.8 million and $1.5 million, respectively, in the second quarter and first half of 2003, up from $.2 million and $.4 million, respectively, in the comparable prior year periods. The Company's amortization expense increase is the direct result of the Signia acquisition in fourth quarter 2002. See
Note 5 of Notes to Consolidated Financial Statements contained in this quarterly report on Form 10-Q for details of the Company's intangible assets, substantially all of which were acquired in the purchase of Signia.

     Income from Operations. The Company's income from operations was $9.9 million, or 10.6% of revenue, for second quarter 2003, up from $7.6 million, or 9.4% of revenue, in first quarter 2003 and $7.9 million, or 10.9% of revenue, in second quarter 2002. Year to date, the Company's income from operations was $17.5 million, or 10.0% of revenue, up from $14.2 million, or 10.1% of revenue, for first half 2002, despite the increase in amortization expense.

     Communications & Surveillance Systems' operating income for the second quarter and first half of 2003 was $3.2 million and $6.4 million, respectively, up by approximately $1.2 million and $2.9 million, respectively, from the comparable prior year levels. Signia contributed $2.6 million and $5.3 million, respectively, to the segment's second quarter and first half 2003 operating income. However, this increase was offset by losses incurred by the segment's Zeta division, additional expenses associated with the combination of Zeta and Signia, and reduced revenues and margins resulting from slow international orders. Operating earnings for this segment should improve in the second half of the year as the transition of Zeta into Signia is complete.

     Diagnostics & Power Systems' operating income for the second quarter and first half of 2003 was $2.0 million and $3.7 million, respectively, up by approximately $.4 million and $.3 million, respectively, from the comparable prior year levels. Improvements in the segment's gross profit margin from the prior year levels were partially offset by bad debt expenses incurred in the first half of 2003.

     Electronic Combat Systems' operating results for the second quarter and first half of 2003 were relatively flat with those for the comparable prior year levels on flat revenues and gross profit margins resulting from booking and program delays.

     Interest Expense. The Company's interest expense for the second quarter and first half of 2003 was $3.0 million and $6.1 million, respectively, up $2.0 million and $1.2 million, respectively, from the comparable prior year levels. The interest expense increase from the first half 2002 level was due primarily to the additional debt incurred in connection with the fourth quarter 2002 acquisition of Signia. See "Liquidity and Capital Resources" following for further information regarding the Company's financing activities.

     Income Tax Expense. In the second quarter and first half of 2003, the Company recorded income tax expense of $2.6 million and $4.3 million, respectively, or 36.5% of pretax income. The Company recorded income tax expense of $2.6 million, or 36.5% of pretax income, in second quarter 2002 and an income tax benefit of $4.5 million, or 40.6% of pretax loss, in first half 2002. The Company's effective income tax rates exceeded the U.S. federal statutory rates in all periods due primarily to state income taxes and to non-deductible expenses such as meals and entertainment.

     EBITDA. The Company's EBITDA was $14.3 million, or 15.4% of revenue, for second quarter 2003, up from $12.1 million, or 15.0% of revenue, in first quarter 2003 and $10.8 million, or 15.0% of revenue, in second quarter 2002. Year to date, the Company's EBITDA was $26.4 million, or 15.2% of revenue, up from $20.1 million, or 14.3% of revenue, for the first half of 2002.

     Communications & Surveillance Systems' EBITDA for the second quarter and first half of 2003 was $4.9 million and $9.9 million, respectively, up $2.4 million and $5.4 million, respectively, from the comparable prior year periods. The improvement from the prior year levels is due primarily to the acquisition of Signia in fourth quarter 2002, though losses incurred by the segment's Zeta division and reduced revenues and margins resulting from a slowdown in international orders served to partially offset this positive impact.

     Diagnostics & Power Systems' EBITDA for the second quarter and first half of 2003 was $2.5 million and $4.6 million, respectively, up $.4 million and $.3 million, respectively, from the comparable prior year periods. The current year improvement was primarily the result of improved gross margins, partially offset by increased bad debt expenses.

     Electronic Combat Systems' EBITDA for the second quarter and first half of 2003 was $6.9 million and $11.8 million, respectively, up $.5 million and $.2 million, respectively, from the comparable prior year periods. The negative effects of bookings and program delays on the segment's revenues and gross margins were offset by declines in the segment's operating expenses.

     Liquidity and Capital Resources

     In the first six months of 2003, the Company generated positive cash of $4.8 million, primarily from its operations, compared to a net cash generation of $14.0 million in the first half of 2002 from its operations and the net proceeds of its initial public offering and debt refinancing.

     Year to date cash provided by operations totaled $24.5 million, compared to $9.7 million generated in the first half of 2002. The significant improvement from the prior year period reflects improvements in the Company's operating earnings and working capital management.

     Capital expenditures in the first half of 2003 were $7.2 million, up $3.0 million from the first half of 2002. The Company's capital expenditures consist primarily of purchases of engineering equipment, office equipment, and building and leasehold improvements. Due to the nature of the Company's business, capital expenditures historically have not been substantial. The increase in the first half of 2003 was due primarily to additional investments by Electronic Combat Systems in airborne instrumentation pods which are leased to the U.S. Air Force in Europe. The Company expects that its total capital expenditures for 2003 will approximate $10 million.

     In first quarter 2002, the Company completed an initial public offering of 8 million shares of common stock at $22 per share. In the offering, the Company sold 6 million primary shares, generating net cash proceeds of approximately $116.7 million. Concurrent with the closing of the offering, the Company repaid the outstanding balances of its revolving credit and term loan agreement and its senior subordinated notes ($125.8 million and $51.3 million, respectively) and replaced the previous revolving credit and term loan facility with a new facility provided by a syndicate of financial institutions. Refinancing costs paid in connection with this early retirement and refinancing of the credit facility totaled $14.8 million ($14.7 million of which was paid in the first half of
2002), including prepayment penalties of $2.6 million, new debt issuance costs of $4.6 million, and a $7.6 million payment to terminate interest rate swap agreements associated with the extinguished debt. This new credit facility provided financing of up to $125 million, consisting of a $40 million five-year revolving credit facility, a $40 million five-year term loan, and a $45 million six-year term loan.

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

     On March 31, 2003, the Company repaid the $2.5 million amount outstanding under the revolving credit facility, and on June 27, 2003, it prepaid $10 million of the balance due under the term loan facility, consisting of $1.7 million paid on the five-year term loan and $8.3 million paid on the six-year term loan. This prepayment also served to reduce the Company's remaining scheduled quarterly payments under the term loan facility by approximately 4.7%.

     At June 27, 2003, the Company had outstanding borrowings of $204.4 million under the facility, consisting of $33.8 million under the five-year term loan and $170.5 million under the six-year term loan. In addition, $14.7 million of the credit line was allocated to support the Company's letters of credit on that date, leaving available borrowings under the facility of $30.3 million. The Company has not utilized the revolving credit facility since the March 31, 2003 repayment.

     On June 30, 2003, the Company made its scheduled payments on the five- and six-year term loans of $1.4 million and $.5 million respectively. Current interest rates on the remaining outstanding loan balances are 4.1% and 5.1%, respectively.

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

     The amended revolving credit and term loan agreement contains certain financial covenants of the Company, including minimum net worth, minimum EBITDA, and maximum total leverage ratio, and places limitations or restrictions on various business transactions, including capital expenditures, investments, purchases of the Company's stock, dividend payments, and asset sales. The Company was in compliance with these covenants on June 27, 2003.

     Historically, the Company's primary sources of liquidity have been cash provided by operations and its revolving credit agreement. The Company's liquidity position is dependent upon a number of factors, including the timing of production and delivery on sales contracts and the timing of billing and collection activity. Purchases of materials for production and payment for labor and overhead expenses can represent significant advance expenditures, and billings to and collection from customers can lag these expenditures significantly on some longer-term customer contracts. The Company's billing arrangements include (a) monthly progress payments (typically on fixed-price contracts) in which customers are billed 80% of incurred cost plus general and administrative expenses but without profit, (b) monthly billing in full at cost incurred plus profit (typically on cost-plus contracts), (c) periodic milestone achievement-based billing at cost incurred plus profit, and (d) billing at final delivery at cost incurred plus profit. Fixed-price contracts, some milestone-based contracts, and bill-at-delivery contracts represent a significant required use of working capital for the Company that must be funded by operations or through external sources.

     The Company has three defined benefit pension plans covering certain of its employees. See Note 13 of Notes to Consolidated Financial Statements contained in the Company's 2002 Annual Report to Stockholders for a complete description of these plans, including details regarding fluctuations in the fair values of plan assets and the projected benefit obligations associated with these plans for the three years ended December 31, 2002. While the cash requirements and expenses associated with these plans were minimal during this three year period, the Company anticipates that, absent a recovery in the equity market, it may be required to make increased cash contributions to the plans in 2003 in order to meet minimum plan funding requirements, though it doesn't anticipate that such contributions will have a material impact on its consolidated cash flow for the year.

     The Company's liquidity and ability to generate cash has improved significantly throughout the past year, and the Company anticipates further improvement throughout 2003 as the result of improved profitability and continuing focus on working capital management. Based upon its current level of operations and anticipated growth, the Company believes that cash from operations and other available sources of liquidity, including available borrowings under the amended revolving credit facility, will be sufficient to fund its operations for at least the next two years. The Company does not anticipate any significant nonoperating events that will require the use of cash.

     The Company has contractual obligations to make future payments
under   its   amended  term  loan  agreement  and  under   long-term
noncancelable  lease  agreements.  The following  table  sets  forth these contractual obligations as of June 27, 2003.
-------------------------------------------------------------------------------
                                          Payments due by period
-------------------------------------------------------------------------------
Contractual Obligation           2003    2004-2007   2008 and beyond     Total
-------------------------------------------------------------------------------
(In millions)

Term loans                       $5.4      $36.6          $162.4        $204.4
Capital leases                     .1         .1             ---            .2
Operating leases                  2.5       14.7             2.7          19.9
-------------------------------------------------------------------------------
  Total                          $8.0      $51.4          $165.1        $224.5
===============================================================================

      The Company's term loan obligations for 2008 and beyond relate to its six-year term loan, which must be paid in full by March 4, 2008. The Company may prepay any obligations under its revolving credit and term loan facility without penalty. In addition, the lenders under the facility may require prepayments from the proceeds of certain transactions, including sales of net assets, issuance of equity securities, insurance/condemnation settlements, and the reversion of surplus assets from pension plans, as well as from any excess cash flows, as defined in the agreement, generated by the Company during a fiscal year.

     The Company's noncancelable operating leases are primarily for office space and manufacturing equipment. Certain of these agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges.

     At June 27, 2003, the Company had outstanding letters of credit of approximately $14.7 million. These letters of credit, substantially all of which expire within a year, relate primarily to the Company's contracts with foreign governments.

     Backlog

     The Company defines backlog as the value of contract awards received from customers which have not yet been recognized as sales. Funded backlog refers to contract awards for which the Company has received orders and the customer has obligated funds. Unfunded backlog consists of potential product orders relating to existing customer contracts that are the subject of customer options for additional products or potential orders under existing contracts that receive annual or incremental funding. A significant portion of the Company's sales are to prime contractors, the Department of Defense, and foreign governments pursuant to long-term contracts. Accordingly, the Company's backlog consists in large part of orders under these contracts. As of June 27, 2003, the Company's funded backlog was $276.1 million, and its total backlog was $759.2 million.

     The following depicts the Company's backlog of orders by business segment at June 27, 2003 and December 31, 2002:

---------------------------------------------------------------------------------------------
                                                Funded                       Unfunded
                                                ------                       --------
                                        June 27,     December 31,    June 27,   December 31,
                                          2003           2002          2003         2002
---------------------------------------------------------------------------------------------
(In millions)
Electronic Combat Systems               $139.3          $140.2        $464.8       $ 98.3
Diagnostics & Power Systems               50.4            59.4          15.8         17.9
Communications & Surveillance Systems     86.4            86.2           2.5           .9
---------------------------------------------------------------------------------------------
  Total Backlog                         $276.1          $285.8        $483.1       $117.1
=============================================================================================

     Electronic Combat Systems' unfunded backlog at June 27, 2003 includes approximately $367.5 million of the segment's estimated 70% share of a ten year indefinite delivery, indefinite quantity contract to provide the U.S. Air Force, U.S. Navy, U.S. Marine
Corps., and Air National Guard with an interoperable air combat training capability under a cooperative multi-service effort with Cubic Defense Applications.

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

     Related Party Transactions

     The Company pays Veritas Capital Management, L.L.C. ("Veritas") an annual management fee. Veritas controls the Company's principal stockholder, IDT Holding, L.L.C. The Company paid $450,000 in management fees to Veritas in both first half 2003 and 2002. In addition, in connection with the Company's initial public offering on February 27, 2002, the Company paid a $1.5 million transaction advisory fee to The Veritas Capital Fund, L.P. The Company was not indebted to its principal stockholder or to Veritas at June 27, 2003 or December 31, 2002. Robert B. McKeon and Thomas J. Campbell, the Chairman and Secretary of the Company, respectively, and members of its Board of Directors, are managing members of Veritas.

     William G. Tobin, a member of the Company's Board of Directors and audit committee, is a Managing Director and Chairman of the Defense and Aerospace practice of Korn/Ferry International, an executive search firm. The Company contracted with Korn/Ferry in 2002 to conduct its search for a Chief Operating Officer. During 2002, the Company made payments to Korn/Ferry totaling $179,000 in connection with this search, including $146,000 paid in the first six months of 2002. The search was concluded in 2002, and no further payments to Korn/Ferry in connection with the search have been made.

     Edward N. Ney, a member of the Company's Board of Directors and audit committee, is Chairman Emeritus of Young & Rubicam, an advertising firm for which he previously served as President and Chief Executive Officer. The Company has contracted with Burson-Marsteller, an affiliate company of Young & Rubicam, to manage its investor relations functions. During the six month periods ended June 27, 2003 and June 30, 2002, the Company made payments to Burson-
Marsteller    totaling   approximately   $81,000    and    $145,000,
respectively.   On June 27, 2003, the Company owed Burson-Marstellar
approximately  $27,000  for  services  rendered  during  the  second
quarter  of  2003.   This  payable is  included  in  "Other  accrued
expenses" in the Company's consolidated balance sheet as of that date.

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

     Goodwill. The Company has in its June 27, 2003 consolidated balance sheet a goodwill asset in the amount of $142.1 million. In accordance with the provisions of FASB Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), the Company performs periodic impairment tests of its goodwill. The process of evaluating goodwill for impairment involves the determination of the fair value of the Company's business units. Inherent in such fair value determinations are certain judgments and estimates, including the interpretation of current economic indicators and market valuations, and assumptions about the Company's strategic plans with regard to its operations. To the extent additional information arises or the Company's strategies change, it is possible that the Company's conclusions regarding goodwill impairment could change and result in a material effect on its consolidated financial position or results of operations.

     Other Intangible Assets. The Company's June 27, 2003 consolidated balance sheet contains other intangible assets totaling $54.8 million, substantially all of which were acquired in the Signia acquisition. These intangible assets consist of trade names and trademarks, patents and proprietary technology, and customer relationships. In accordance with the provisions of FASB Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), the Company performs periodic impairment tests of its intangible assets when events and circumstances warrant such a review. The process of evaluating intangible assets for impairment involves the estimation of their remaining useful lives and the projection of future cash flows related to the assets. Factors that may impact these estimates and projections include, among other things, the level of brand support, customer demand, governmental regulation, the ability to raise prices, maintenance of historical market share and margins, and other factors. Changes in the Company's estimates and assumptions regarding these factors could affect the Company's conclusions regarding the value of its intangible assets and result in a material effect on its financial position or results of operations.

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

     The above listing is not intended to be a comprehensive list of all of the Company's accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP, with no need for management's judgment of their application. There are also areas in which management's judgment in selecting an available alternative would not produce a materially different result. See the Company's audited financial statements and notes thereto contained in its 2002 Annual Report to Stockholders for a discussion of the Company's accounting policies and other disclosures required by U.S. GAAP.


     Recent Accounting Pronouncements

     In fourth quarter 2002, the Company early adopted the provisions of FASB Statement of Financial Accounting Standards No. 145 ("SFAS 145"), which rescinded FASB Statement of Financial
Accounting Standards No. 4, Reporting Gains and Losses from Extinguishment of Debt ("SFAS 4"), and made other technical corrections to existing authoritative pronouncements. SFAS 4 required companies to classify all gains and losses from extinguishment of debt as extraordinary items, net of the related tax effects, in their statements of operations. SFAS 145 requires gains and losses from extinguishment of debt to be classified as income or loss from continuing operations unless they meet the criteria for classification as extraordinary items contained in Accounting Principles Board Opinion No. 30. In accordance with the provisions of SFAS 145, the Company has reclassified its first quarter 2002 early debt extinguishment loss of $13.1 million, which was previously classified as an extraordinary item, net of tax, into its loss from continuing operations. This loss is included in
"Refinancing costs" in the Company's consolidated statement of operations for the six months ended June 30, 2002. See Note 2 of Notes to Consolidated Financial Statements contained in this quarterly report on Form 10-Q for further discussion of the Company's refinancing costs.


Item 3: Quantitative and Qualitative Disclosures About Market Risk

        The Company has experienced no material changes in its market risk exposures which would affect the quantitative and qualitative disclosures provided in its Annual Report on Form 10-K for the year ended December 31, 2002.


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



INTEGRATED DEFENSE TECHNOLOGIES, INC.
PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

Integrated Defense Technologies, Inc. held its Annual Meeting of
Stockholders on June 3, 2003. The results of the meeting were as follows.

(1)  Four Class I Directors were re-elected to the Board of
     Directors to serve a three-year term expiring at the 2006 Annual Meeting of Stockholders, or until their respective successors are duly elected and qualified.

                                    -------------------------------------------
                                                         Votes
                                    -------------------------------------------
                                                   Against or   Abstentions and
                                         For        Withheld      Non-Votes
                                    -------------------------------------------

     Robert B. McKeon                18,778,242    1,366,765      1,182,924
     General Richard E. Hawley       20,054,312       90,695      1,182,924
     Admiral Joseph W. Prueher       20,054,312       90,695      1,182,924
     General Anthony C. Zinni        20,054,212       90,795      1,182,924


(2) Ratification of the selection by the Audit Committee of the Board of Directors of Deloitte & Touche LLP as the Company's independent auditor for fiscal year 2003 was approved by a vote of 19,665,026 for, 477,388 against, and 1,185,517 abstentions and non-votes.



Item 6: Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 31.1   Certification of the Chief Executive Officer
                    Pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     Exhibit 31.2   Certification of the Chief Financial Officer
                    Pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     Exhibit 32 Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

     On July 29, 2003, the Company filed a report on Form 8-K to furnish the July 29, 2003 announcement of its earnings results for the quarter ended June 27, 2003 pursuant to Item 12. Results of Operations and Financial Condition.





                INTEGRATED DEFENSE TECHNOLOGIES, INC.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                INTEGRATED DEFENSE TECHNOLOGIES, INC.
        -----------------------------------------------------
                            (Registrant)

By:  /s/ Thomas J. Keenan                   By:   /s/ John W. Wilhoite
     ----------------------------                 ------------------------------
     Thomas J. Keenan                             John W. Wilhoite
     Chief Executive Officer                      Vice President of Finance and
     (Principal Executive Officer)                Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)

Date: August 8, 2003                       Date: August 8, 2003